Form 10-Q
period 2012-04-30
INFOBLOX INC
filed 2012-06-01
CIK 1223862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number: 001-35507

INFOBLOX INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0062867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Infoblox Inc. 4750 Patrick Henry Drive Santa Clara, California 95054
(Address of principal executive offices)

(408) 625-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at May 30, 2012
Common Stock, $0.0001 par value per share	45,704,950 shares

INFOBLOX INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INFOBLOX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,410	$42,207
Accounts receivable, net of allowances of $457 and $539 as of April 30, 2012 and July 31, 2011	21,121	20,683
Inventory	2,006	1,506
Deferred tax assets	1,602	1,606
Prepaid expenses and other current assets	5,036	3,832

Total current assets	187,175	69,834
Property and equipment, net	6,273	5,087
Goodwill	32,726	32,726
Intangible assets	8,465	10,679
Restricted cash	502	732
Other assets	334	959

TOTAL ASSETS	$235,475	$120,017

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,492	$9,499
Accrued compensation	6,791	6,985
Deferred revenue, net	53,420	44,094

Total current liabilities	70,703	60,578
Deferred revenue, net	20,567	17,905
Convertible preferred stock warrant liability	—	398
Deferred tax liability	1,537	1,537
Other liabilities	907	1,125

TOTAL LIABILITIES	93,714	81,543

Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value per share—no shares authorized as of April 30, 2012, 85,128,977 shares authorized as of July 31, 2011; none and 80,512,394 shares issued and outstanding as of April 30, 2012 and July 31, 2011	—	107,506

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $0.0001 par value per share—5,000,000 shares authorized as of April 30, 2012; no shares authorized as of July 31, 2011; no shares issued or outstanding as of April 30, 2012 and July 31, 2011	—	—
Common stock, $0.0001 par value per share—150,000,000 shares authorized; 45,670,724 and 11,038,704 shares issued and outstanding as of April 30, 2012 and July 31, 2011	5	1
Additional paid-in capital	245,546	30,893
Accumulated deficit	(103,790)	(99,926)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	141,761	(69,032)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$235,475	$120,017

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net revenue:
Products and licenses	$24,558	$18,387	$70,796	$56,197
Services	18,866	13,400	53,370	37,245

Total net revenue	43,424	31,787	124,166	93,442
Cost of revenue:
Products and licenses	6,004	4,204	15,728	11,669
Services	3,781	2,992	11,088	8,619

Total cost of revenue	9,785	7,196	26,816	20,288

Gross profit	33,639	24,591	97,350	73,154
Operating expenses:
Research and development	8,987	7,358	26,872	20,142
Sales and marketing	21,691	17,001	61,969	47,591
General and administrative	3,757	3,055	11,150	7,586

Total operating expenses	34,435	27,414	99,991	75,319

Loss from operations	(796)	(2,823)	(2,641)	(2,165)
Other expense, net	(449)	(212)	(788)	(540)

Loss before provision (benefit) for income taxes	(1,245)	(3,035)	(3,429)	(2,705)
Provision (benefit) for income taxes	(226)	39	435	501

Net loss	$(1,019)	$(3,074)	$(3,864)	$(3,206)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.31)	$(0.32)	$(0.33)

Diluted	$(0.07)	$(0.31)	$(0.32)	$(0.33)

Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	14,266,471	9,861,818	12,139,799	9,673,984

Diluted	14,266,471	9,861,818	12,139,799	9,673,984

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,864)	$(3,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,251	3,593
Stock-based compensation	6,280	3,724
Change in fair value of convertible preferred stock warrant liability	391	133
Changes in operating assets and liabilities:
Accounts receivable, net	(438)	(3,647)
Inventory	(500)	(20)
Prepaid expenses and other current assets	(1,200)	(863)
Other assets	859	(509)
Accounts payable and accrued liabilities	(284)	825
Accrued compensation	(194)	719
Deferred revenue, net	11,988	15,409
Other liabilities	(46)	(269)

Net cash provided by operating activities	17,243	15,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(1,972)
Purchase of intangible assets	—	(1,000)
Purchases of property and equipment	(3,225)	(2,809)
Increase in restricted cash	—	(31)

Net cash used in investing activities	(3,225)	(5,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	99,462	—
Proceeds from issuance of common stock and exercise of warrants, net	1,723	828

Net cash provided by financing activities	101,185	828

Net increase in cash and cash equivalents	115,203	10,905
Cash and cash equivalents—Beginning of period	42,207	27,390

Cash and cash equivalents—End of period	$157,410	$38,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$765	$835

Cash purchase consideration for SolSoft acquisition held in escrow as restricted cash	$—	$230

Change in long-term liability due to vesting of early exercised stock options, net	$174	$54

Deferred offering costs not yet paid	$1,277	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of the Business and Summary of Significant Accounting Policies

Business

Infoblox Inc. (together with our subsidiaries, “we” or “our”) was originally incorporated in the State of Illinois in February 1999 and was reincorporated in the State of Delaware in May 2003. We are headquartered in Santa Clara, California and have subsidiaries and representative offices located throughout the world. We provide a family of enterprise and service provider-class solutions to automate management of the critical network infrastructure services needed for secure, scalable and fault-tolerant connections between applications, devices and users.

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of April 30, 2012, the condensed consolidated statements of operations for the three and nine months ended April 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended April 30, 2012 and 2011 are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on April 20, 2012 (the “Prospectus”).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2012, and our results of operations for the three and nine months ended April 30, 2012 and 2011, and cash flows for the nine months ended April 30, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2012.

There have been no significant changes in our accounting policies during the nine months ended April 30, 2012, as compared to the significant accounting policies described in the Prospectus.

Initial Public Offering

On April 25, 2012, we completed our initial public offering of our common stock to the public whereby 6,869,343 shares of common stock sold by us (inclusive of 1,125,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 1,755,657 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the offering was $16.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The net proceeds from the offering were $98.2 million after deducting underwriting discounts and commissions and offering expenses. As of April 30, 2012, $1.3 million of offering costs remained unpaid, and these costs are expected to be paid by the end of fiscal year 2012.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts and sales returns and valuation of inventory. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Our cash, cash equivalents and restricted cash are invested in high-credit quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.

We mitigate credit risk in respect to accounts receivable by performing ongoing credit evaluations of our customers and maintaining a reserve for potential credit losses. In addition, we generally require our customers to prepay for maintenance and support services to mitigate the risk of uncollectible accounts receivable.

Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. During the three and nine months ended April 30, 2012 and 2011, we did not have any customers that represented more than 10% of our total net revenue. As of April 30, 2012, no customer accounted for more than 10% of our total gross accounts receivable. As of April 30, 2011, one distributor customer accounted for 12% of our total gross accounts receivable.

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market value (estimated net realizable value). The valuation of inventories at the lower of cost or market value requires the use of estimates regarding the amount of inventory that will be sold and the prices at which current inventory will be sold. These estimates are dependent on our assessment of current and expected orders from our customers. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our finished goods mainly consist of refurbished inventory that are used for the replacement of failed units under maintenance and support agreements. We write down refurbished inventory based on the age of the units and number of hardware failures. Inventory write-downs for the three months ended April 30, 2012 and 2011 were $0.2 million in each period and for the nine months ended April 30, 2012 and 2011 were $0.6 million and $1.2 million.

Revenue Recognition

We design, develop and sell a family of network products and services to automate management of the critical network infrastructure services needed for secure, scalable and fault-tolerant connections between applications, devices and users. Our software products are typically sold for use with our hardware, but we also have virtual versions that we sell for use with other hardware environments.

We derive revenue from two sources: (i) products and licenses, which include hardware and software revenue, and (ii) services, which include maintenance and support, training and consulting revenue. The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and have been removed from the industry-specific software revenue recognition guidance. Our product revenue also includes revenue from the sale of stand-alone software products that can be deployed on our hardware or that of other vendors. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable. We define each of those four criteria as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor or value-added reseller agreement or, in limited cases, an end-user agreement.

Delivery or performance has occurred. We use shipping and related documents, distributor sell-through reports, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We do not recognize product revenue until transfer of title and risk of loss, which generally is upon shipment to value-added resellers or end-users.

The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Collection is probable. We assess probability of collection on a customer-by-customer basis. We subject our customers to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we conclude that collection is not probable, we do not recognize revenue until cash is received.

Services revenue includes maintenance and support, training and consulting. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts is deferred and recognized ratably over the contractual support period, generally one to three years. Revenue from consulting and training is recognized as the services are completed, which is generally one year or less.

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end-users. For sales to value-added resellers and end-users, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For the end-users and value-added resellers, we generally have no significant contractual obligations for future performance, such as rights of return or pricing credits. However, we may on occasion enter into arrangements with end-users or value-added resellers that include some form of rights of return, rebates or price protection. Also, we may occasionally accept returns by end-users or value-added resellers to address customer satisfaction issues or solution fit issues even though there is no contractual provision for such returns. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Distributor revenue is recognized under agreements that allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As a consequence, we have determined that the sales price is not fixed or determinable at the time of shipment to a distributor and thus these shipments do not meet the requirements for revenue recognition until the sales price is known, which is only reliably determinable at the time of sell-through to an end customer or value added reseller. This includes substantially all of our international sales and sales through our sole United States distributor. In the U.S., substantially all of our sales are to value-added resellers or end customers for which revenue is recognized upon delivery. Revenue for product sales through distributors without reliable sell-through reporting is deferred until maintenance is purchased for the related product. The costs of distributor inventories not yet recognized as revenue are deferred as a reduction of the related deferred revenue, the result of which is shown as deferred revenue, net on our condensed consolidated balance sheets.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, software upgrades, hardware and software maintenance and support, training and consulting services. We account for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

Most of our products are hardware appliances containing software components that operate together to deliver the products’ essential functionality and are considered non-software deliverables. These non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements do not include a general right of return for delivered products. Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance, which includes the use of the residual method.

Certain of our stand-alone software when sold with our hardware appliances is considered essential to its functionality and as a result is no longer accounted for under industry-specific software revenue recognition guidance; however, this same software when sold separately is accounted for under the industry-specific software revenue recognition guidance. Additionally, we provide unspecified software upgrades for most of our products, on a when-and-if available basis, through maintenance and support contracts. To the extent that the software being supported is not considered essential to the functionality of the hardware, these support arrangements would continue to be subject to the industry-specific software revenue recognition guidance.

We allocate the arrangement fee to each element based upon the relative selling price of that element and, if software and software-related (e.g., maintenance for the software element) elements are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based on the relative selling price for those elements. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

We determine VSOE based on historical stand-alone sales to third parties. For maintenance and support, training and consulting services, we determine the VSOE of fair value based on our history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering.

We typically are not able to determine TPE for our products, maintenance and support, training or consulting services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, our go-to-market strategy differs from that of our peers and we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The BESP is established based on internal and external factors, including pricing practices such as discounting, cost of products, the geographies in which we offer our products and services, and customer classes and distribution channels (e.g. distributor, value-added reseller and direct end-user). The determination of BESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy.

For our non-software deliverables, we allocate the arrangement consideration based on the relative selling prices of the respective elements. For these elements, we use BESP as our selling price. For our maintenance and support, training and consulting services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

Stock-Based Compensation

Stock-based compensation included in the condensed consolidated statements of operations relates to stock option grants and stock purchase rights granted under our 2012 Employee Stock Purchase Plan (“ESPP”). Compensation costs are based on the estimated fair value of the options or purchase rights on the date of grant, net of estimated forfeitures. We determine the grant date fair value using the Black-Scholes option-pricing model. Stock-based compensation related to stock option grants is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the options. Stock-based compensation related to ESPP purchase rights is recognized on a graded-vesting basis over the offering period.

Income Taxes

We account for income taxes under an asset and liability approach for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our condensed consolidated financial statements, but have not been reflected in our taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce the deferred income tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are not more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the three and nine months ended April 30, 2012 and 2011, we did not incur any interest or penalties associated with unrecognized tax benefits.

Reverse Stock Split

On April 3, 2012, our board of directors approved a 1-for-3 reverse split of our common stock, which became effective on April 10, 2012. Upon the effectiveness of the reverse stock split, (i) every three shares of outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-3 basis, (iii) the exercise price of each outstanding option to purchase common stock have been proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced. All of the share numbers, share prices, and exercise prices have been adjusted within these condensed consolidated financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for us in fiscal 2013 and retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for us in fiscal 2013 and early adoption is permitted. We will adopt ASU 2011-8 in fiscal 2013 and do not do not believe it will have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us in fiscal 2013 and any related disclosures required will be applied retrospectively. We believe that the adoption of ASU 2011-11 may impact future disclosures but will not impact our condensed consolidated financial statements.

2.	Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares.

The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Stock options to purchase common stock	11,466,545	9,791,033	10,927,161	9,659,017
Common stock warrants	284,999	336,488	319,576	336,488
Convertible preferred stock	74,250,319	80,512,394	78,455,508	80,512,394
Convertible preferred stock warrants	161,498	169,517	166,883	169,517

3.	Fair Value Measurements

We measure and report our financial assets and liabilities, which consist of cash, cash equivalents, restricted cash and convertible preferred stock warrant liability, at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements. Level I instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level II instruments are valued based on inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the related assets or liabilities. Level III instruments are valued based on unobservable inputs that are supported by little or no market data for the related assets or liabilities.

Our financial instruments consist of Level I assets and Level III liabilities. Level I assets include time deposits and highly liquid money market funds that are included in cash, cash equivalents and restricted cash. Level III liabilities that are measured at fair value on a recurring basis consist solely of our convertible preferred stock warrant liability. The fair values of the outstanding convertible preferred stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock.

The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy:

	April 30, 2012
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets
Money market funds	$104,154	$—	$—	$104,154
Restricted cash	732	—	—	732

Total financial assets	$104,886	$—	$—	$104,886

	July 31, 2011
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets
Money market funds	$1,938	$—	$—	$1,938
Restricted cash	732	—	—	732

Total financial assets	$2,670	$—	$—	$2,670

Financial Liability
Convertible preferred stock warrant liability	$—	$—	$398	$398

The following table sets forth a summary of the changes in the fair value of our Level III financial liabilities:

	Nine Months Ended April 30, 2012	Year Ended July 31, 2011
	(In thousands)
Fair value, beginning of period	$398	$265
Change in fair value of convertible preferred stock warrants	391	133
Convertible preferred stock warrants reclass to additional paid-in capital	(789)	—

Fair value, end of period	$—	$398

4.	Balance Sheet Components

Inventory

Inventory consists of the following:

	April 30, 2012	July 31, 2011
	(In thousands)
Raw materials	$159	$70
Finished goods	1,847	1,436

Total inventory	$2,006	$1,506

Deferred Revenue, Net

Deferred revenue, net consists of the following:

	April 30, 2012	July 31, 2011
	(In thousands)
Deferred revenue:
Products and licenses	$8,753	$10,904
Services	66,555	52,750

Total deferred revenue	75,308	63,654
Deferred cost of revenue:
Products and licenses	1,136	1,473
Services	185	182

Total deferred cost of revenue	1,321	1,655

Total deferred revenue, net	73,987	61,999
Less current portion	53,420	44,094

Noncurrent portion	$20,567	$17,905

5.	Other Expense, Net

Other expense, net is comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Interest income	$17	$11	$40	$29
Foreign currency exchange losses	(155)	(207)	(437)	(436)
Change in fair value of convertible preferred stock warrant liability	(311)	(16)	(391)	(133)

Total other expense, net	$(449)	$(212)	$(788)	$(540)

6.	Commitments and Contingencies

Operating Leases

We have entered into non-cancelable operating leases for facilities that expire at various dates through December 31, 2018. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. The aggregate future non-cancelable minimum lease payments for our operating leases as of April 30, 2012 and including the new lease discussed in Note 10 consist of the following:

Operating Leases
Fiscal Year Ended July 31,	(in thousands)
2012 (remaining three months)	$623
2013	3,413
2014	4,286
2015	4,263
2016	4,312
Thereafter	17,812

Total	$34,709

Rent expense for all operating leases amounted to $0.5 million and $0.5 million for the three months ended April 30, 2012 and 2011 and $1.5 million and $1.2 million for the nine months ended April 30, 2012 and 2011.

Contract Manufacturer Commitments

The independent contract manufacturer that provides substantially all of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. As of April 30, 2012 and July 31, 2011, we had $2.5 million and $1.0 million of open purchase orders with this independent contract manufacturer that may not be cancelable.

Additionally, we recorded a charge of $0.1 million and $0.4 million for the three and nine months ended April 30, 2012 for non-cancelable purchase commitments to our contract manufacturer for inventory which we deemed as excess and obsolete. No such charge was recorded in the three and nine months ended April 30, 2011. This amount is recognized in products and licenses cost of revenue in the condensed consolidated statements of operations for the three and nine months ended April 30, 2012. As of April 30, 2012, a liability for non-cancelable purchase commitment for excess and obsolete materials of $0.1 million is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

Guarantees

We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product, or refund our customers the unamortized value of the product based on its estimated useful life, typically five years. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantees and indemnification arrangements have not had any significant impact on our condensed consolidated financial statements to date.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. We regularly evaluate current information available to management to determine whether such accruals should be adjusted and whether new accruals are required in the periods presented.

In addition, we may become involved in disputes, litigation and other legal actions in the normal course of business. We record a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed.

Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

7.	Stockholders’ Equity and Convertible Preferred Stock

Common Stock Reserved for Issuance

We had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	April 30, 2012	July 31, 2011
Conversion of outstanding Series A convertible preferred stock	—	4,368
Conversion of outstanding Series B convertible preferred stock	—	8,109
Conversion of outstanding Series C convertible preferred stock	—	8,696,095
Conversion of outstanding Series D convertible preferred stock	—	5,444,241
Conversion of outstanding Series E convertible preferred stock	—	8,443,888
Conversion of outstanding Series F-1 convertible preferred stock	—	935,383
Conversion of outstanding Series F-2 convertible preferred stock	—	2,233,132
Conversion of outstanding Series F-3 convertible preferred stock	—	1,076,147
Outstanding convertible preferred stock warrants	—	56,505
Outstanding stock options	12,001,796	9,566,792
Outstanding common stock warrants	22,831	336,488
Shares reserved for future option grants	4,592,286	193,268
Shares reserved for employee stock purchase plan	1,500,000	—

	18,116,913	36,994,416

Concurrent with the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 26,841,363 shares of common stock and all shares of outstanding convertible preferred stock warrants converted to common stock warrants. We recorded a charge of $0.3 million for the three months ended April 30, 2012 and an insignificant amount for the three months ended April 30, 2011 related to the convertible preferred stock warrants. For the nine months ended April 30, 2012 and 2011, we recorded a charge of $0.4 million and $0.1 million related to the convertible preferred stock warrants. This amount is included in other expense, net in the condensed consolidated statements of operations.

2012 Stock Plan

In April 2012, our board of directors approved and we adopted the 2012 Stock Plan (the “2012 Plan”). Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), stock bonus awards or performance awards. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options, RSUs, RSAs, SARs, stock bonus awards and performance award may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of April 30, 2012, 4.6 million shares were available for grant under the 2012 Plan.

2005 Stock Plan

In connection with the acquisition of Netcordia, our board of directors approved and we adopted the 2005 Stock Plan (the “2005 Plan”) in May 2010. The 2005 Plan was established to assume all the outstanding Netcordia options at the closing of the acquisition. Stock options granted under the 2005 Plan may be either ISOs or NSOs. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options may be granted with vesting terms as determined by the board of directors. Options expire no more than ten years after the date of grant or earlier if employment or service is terminated. There are currently no shares available for grant under the 2005 Plan.

2003 Stock Plan

In March 2003, our board of directors approved and we adopted the 2003 Stock Plan (the “2003 Plan”). Stock options granted under the 2003 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options may be granted with vesting terms as determined by the board of directors. Options expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of April 20, 2012, no shares were available for grant under the 2003 Plan.

2000 Stock Plan

In April 2000, our board of directors approved and we adopted the 2000 Stock Plan (the “2000 Plan”). It was subsequently amended on April 4, 2003. Stock options granted under the 2000 Plan may be either ISOs or NSOs. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options may be granted with vesting terms as determined by the board of directors. Options expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of April 20, 2012, no shares were available for grant under the 2000 Plan.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on April 19, 2012, the ESPP became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. There were no shares purchased by employees under the ESPP for the three and nine months ended April 30, 2012 and 2011. As of April 30, 2012, 1.5 million shares were available for future issuance under the ESPP.

Stock-based Compensation

The following table summarizes stock-based compensation expense for stock option grants and ESPP purchase rights recorded in our condensed consolidated statement of operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenue	$138	$75	$341	$198
Research and development	492	276	1,258	771
Sales and marketing	1,349	615	3,194	1,904
General and administrative	564	313	1,487	851

	$2,543	$1,279	$6,280	$3,724

Determination of Fair Value

The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	0.83%	2.18%	0.91%	1.77%
Expected volatility	57%	60%	56%	60%
Dividend rate	0%	0%	0%	0%

The fair value of ESPP purchase rights was estimated at the date of grant using the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Expected term (in years)	0.67 – 2.17	—	0.67 – 2.17	—
Risk-free interest rate	0.15% – 0.31%	—	0.15% – 0.31%	—
Expected volatility	53% – 58%	—	53% – 58%	—
Dividend rate	0%	—	0%	—

A summary of activity under the 2012 Plan, 2005 Plan, 2003 Plan and 2000 Plan (collectively the “Plans”) for the nine months ended April 30, 2012, is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(In years)
Outstanding as of July 31, 2011	9,566,792	$4.45
Options granted	3,224,857	10.73
Options exercised	(562,267)	3.66
Options canceled	(227,586)	7.00

Outstanding as of April 30, 2012	12,001,796	6.13	7.56

8.	Income Taxes

The income tax benefit for the three months ended April 30, 2012 was $0.2 million and the provision for the three months ended April 30, 2011 was insignificant. The provision for income tax consists primarily of state and foreign income taxes. The decrease in the provision for income taxes for the three months ended April 30, 2012 and 2011 was principally attributable to the $0.4 million tax benefit due to a favorable ruling from the IRS received during the three months ended April 30, 2012 offset by higher state and foreign income taxes.

The income tax provision for the nine months ended April 30, 2012 and 2011 were $0.4 million and $0.5 million. The provision for income tax consists primarily of state and foreign income taxes. The income tax provision for the nine months ended April 30, 2011 also included federal alternative minimum tax. The decrease in the provision for income taxes for the nine months ended April 30, 2012 and 2011 was principally attributable to the $0.4 million tax benefit recorded due to a favorable ruling from the IRS and lower state taxes offset by prior year adjustments for foreign income taxes.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of April 30, 2012 and July 31, 2011. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of April 30, 2012, there have been no material changes to the total amount of unrecognized tax benefits.

9.	Segment Information

We operate as one reportable segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Americas	$28,449	$19,798	$78,864	$56,969
Europe, Middle East and Africa	10,090	8,412	29,879	25,426
Asia Pacific	4,885	3,577	15,423	11,047

	$43,424	$31,787	$124,166	$93,442

Included within the Americas total in the above table is revenue from sales in the U.S. of $26.9 million and $18.9 million for the three months ended April 30, 2012 and 2011 and $72.8 million and $53.7 million for the nine months ended April 30, 2012 and 2011. Aside from the U.S., no other country comprised more than 10% of our net revenue for the three and nine months ended April 30, 2012 and 2011.

Our property and equipment, net by location is summarized as follows:

	April 30, 2012	July 31, 2011
	(In thousands)
Americas	$5,959	$4,859
Europe, Middle East and Africa	143	87
Asia Pacific	171	141

	$6,273	$5,087

Included within the Americas total in the above table is property and equipment, net in the U.S. of $5.9 million and $4.7 million as of April 30, 2012 and July 31, 2011.

10.	Subsequent Events

On May 25, 2012, we entered into a lease agreement, pursuant to which we will lease office space for an initial term of eight years, located in Santa Clara, California. Following the completion of certain construction, which we anticipate to be completed by February 2013, we intend to use the leased space as our new worldwide corporate headquarters. The base annual rent for the leased space will range from approximately $3.2 million to $3.9 million and we are obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In addition to the base rent, we will be responsible for payment of certain operating expenses, including utilities and real estate taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “assumes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) on April 20, 2012. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Infoblox,” “we,” “us,” and “our” refer to Infoblox and its consolidated subsidiaries.

Overview

We are a leader in automated network control and provide an appliance-based solution that enables dynamic networks and next-generation data centers. Our solution combines real-time IP address management with the automation of key network control and network change and configuration management processes in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. Our solution enables our end customers to create dynamic networks, address burgeoning growth in the number of network-connected devices and applications, manage complex networks efficiently and capture more fully the value from virtualization and cloud computing.

We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services.

During the three months ended April 30, 2012, we launched our Trinzic™ series of appliances and experienced strong demand for these appliances. In the three months ending July 31, 2012, we expect our product sales mix to consist primarily of these higher-cost appliances and, therefore, our total gross margin to decline as compared to the three months ended April 30, 2012. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. For three and nine months ended April 30, 2012, services revenue was 43.4% and 43.0% of our net revenue. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

We sell our products and services to enterprises and government entities primarily through our channel partners, including distributors, systems integrators, managed service providers and value-added resellers in the United States and internationally. We also have a field sales force that sells our solution directly to certain end customers, and typically works closely with our channel partners in all phases of initial sales of our products and services. During the three months ended April 30, 2012, 65.5% of our net revenue was generated from the Americas, 23.2% from Europe, the Middle East and Africa, and 11.3% from the Asia-Pacific region. During the nine months ended April 30, 2012, 63.5% of our net revenue was generated from the Americas, 24.1% from Europe, the Middle East and Africa, and 12.4% from the Asia-Pacific region.

Results of Operations

The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of our net revenue for the three and nine month periods ended April 30, 2012 and 2011.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Net revenue:
Products and licenses	$24,558	$18,387	$70,796	$56,197
Services	18,866	13,400	53,370	37,245

Total net revenue	43,424	31,787	124,166	93,442
Cost of revenue(1):
Products and licenses(2)	6,004	4,204	15,728	11,669
Services	3,781	2,992	11,088	8,619

Total cost of revenue	9,785	7,196	26,816	20,288

Gross profit	33,639	24,591	97,350	73,154
Operating expenses:
Research and development(1)	8,987	7,358	26,872	20,142
Sales and marketing(1) (2)	21,691	17,001	61,969	47,591
General and administrative(1)	3,757	3,055	11,150	7,586

Total operating expenses	34,435	27,414	99,991	75,319

Loss from operations	(796)	(2,823)	(2,641)	(2,165)
Other expense, net	(449)	(212)	(788)	(540)

Loss before provision (benefit) for income taxes	(1,245)	(3,035)	(3,429)	(2,705)
Provision (benefit) for income taxes	(226)	39	435	501

Net loss	$(1,019)	$(3,074)	$(3,864)	$(3,206)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(As a % of net revenue)
Net revenue:
Products and licenses	56.6%	57.8%	57.0%	60.1%
Services	43.4	42.2	43.0	39.9

Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	13.8	13.2	12.7	12.5
Services	8.7	9.4	8.9	9.2

Total cost of revenue	22.5	22.6	21.6	21.7

Gross margin	77.5	77.4	78.4	78.3
Operating expenses:
Research and development(1)	20.7	23.1	21.6	21.6
Sales and marketing(1) (2)	49.9	53.5	49.9	50.9
General and administrative(1)	8.7	9.6	9.0	8.1

Total operating expenses	79.3	86.2	80.5	80.6

Operating margin	(1.8)	(8.9)	(2.1)	(2.3)
Other expense, net	(1.0)	(0.7)	(0.7)	(0.6)

Loss before provision (benefit) for income taxes	(2.8)	(9.6)	(2.8)	(2.9)
Provision (benefit) for income taxes	(0.5)	0.1	0.3	0.5

Net loss	(2.3)%	(9.7)%	(3.1)%	(3.4)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Stock-based compensation:
Cost of revenue	$138	$75	$341	$198
Research and development	492	276	1,258	771
Sales and marketing	1,349	615	3,194	1,904
General and administrative	564	313	1,487	851

Total stock-based compensation	$2,543	$1,279	$6,280	$3,724

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Cost of products and licenses revenue	$325	$278	$980	$730
Sales and marketing	327	558	1,233	1,664

Total intangible asset amortization expense	$652	$836	$2,213	$2,394

Results of Operations for the Three and Nine Months Ended April 30, 2012 and 2011

The following table presents our net revenue for the periods indicated and related changes from the prior periods:

Net Revenue

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Net revenue:
Products and licenses	$24,558	$18,387	$6,171	33.6%	$70,796	$56,197	$14,599	26.0%
Services	18,866	13,400	5,466	40.8	53,370	37,245	16,125	43.3

Total net revenue	$43,424	$31,787	$11,637	36.6%	$124,166	$93,442	$30,724	32.9%

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Our net revenue increased by $11.6 million, or 36.6%, to $43.4 million during the three months ended April 30, 2012 from $31.8 million during the three months ended April 30, 2011.

Products and licenses revenue increased by $6.2 million, or 33.6%, to $24.6 million during the three months ended April 30, 2012 from $18.4 million during the three months ended April 30, 2011. The change was due primarily to higher unit sales and, to a lesser extent, an increase in the mix of mid to higher capacity products which generally sell for higher prices. In addition, the increase includes the effects of a large transaction that closed in the third quarter of fiscal 2011 but for which a significant amount of product could not be delivered and the related revenue of $2.4 million could not be recognized until the following quarter, which effect was not replicated in the three months ended April 30, 2012.

Services revenue increased $5.5 million, or 40.8%, to $18.9 million during the three months ended April 30, 2012 from $13.4 million during the three months ended April 30, 2011. The change was primarily attributable to the growth of our established base of maintenance and support contracts.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

Our net revenue increased by $30.7 million, or 32.9%, to $124.2 million during the nine months ended April 30, 2012 from $93.4 million during the nine months ended April 30, 2011.

Products and licenses revenue increased by $14.6 million, or 26.0%, to $70.8 million during the nine months ended April 30, 2012 from $56.2 million during the nine months ended April 30, 2011. The increase was attributable to higher unit sales and, to a lesser extent, the above described deferral of revenue for a large transaction in the third quarter of fiscal 2011, which deferral was not replicated in the nine months ended April 30, 2012.

Services revenue increased $16.1 million, or 43.3%, to $53.4 million during the nine months ended April 30, 2012 from $37.2 million during the nine months ended April 30, 2011. The change was primarily attributable to the growth of our established base of maintenance and support contracts.

Gross Profit

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Gross profit:
Products and licenses gross profit	$18,554	$14,183	$4,371	30.8%	$55,068	$44,528	$10,540	23.7%
Products and licenses gross margin	75.6%	77.1%		(1.5)%	77.8%	79.2%		(1.4)%
Services gross profit	$15,085	$10,408	$4,677	44.9%	$42,282	$28,626	$13,656	47.7%
Services gross margin	80.0%	77.7%		2.3%	79.2%	76.9%		2.3%
Total gross profit	$33,639	$24,591	$9,048	36.8%	$97,350	$73,154	$24,196	33.1%
Total gross margin	77.5%	77.4%		0.1%	78.4%	78.3%		0.1%

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Total gross margin increased slightly by 0.1% during the three months ended April 30, 2012. The 1.5 percentage point decrease in products and licenses gross margin was primarily due to shipments of our new Trinzic products which have a higher cost. The 2.3 percentage point increase in services gross margin was principally the result of personnel costs growing slower than services revenue.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

Total gross margin increased slightly by 0.1% during the nine months ended April 30, 2012. The 1.4 percentage point decrease in products and licenses gross margin was attributable to our recognizing a charge of $0.4 million in the nine months ended April 30, 2012 for non-cancelable purchase commitments to our contract manufacturer for inventory that we deemed as excess and obsolete and a higher intangible asset amortization expense associated with intangible assets related to our 2011 asset acquisitions. In addition and more recently, the decrease in gross margin is due to higher cost of sales associated with our new Trinzic products. The 2.3 percentage point increase in services gross margin was principally the result of personnel costs growing slower than services revenue.

Operating Expenses

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$8,987	$7,358	$1,629	22.1%	$26,872	$20,142	$6,730	33.4%
Sales and marketing	21,691	17,001	4,690	27.6	61,969	47,591	14,378	30.2
General and administrative	3,757	3,055	702	23.0	11,150	7,586	3,564	47.0

Total operating expenses	$34,435	$27,414	$7,021	25.6%	$99,991	$75,319	$24,672	32.8%

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 22.1%, to $9.0 million during the three months ended April 30, 2012 from $7.4 million during the three months ended April 30, 2011. The change was primarily attributable to a $1.1 million increase in personnel costs, which includes a $0.2 million increase in stock-based compensation, resulting from increased headcount as we focused our efforts on the development of additional functionality for our existing products and new product development and a $0.3 million increase in facility and IT expense allocations.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.7 million, or 27.6%, to $21.7 million during the three months ended April 30, 2012 from $17.0 million during the three months ended April 30, 2011. The change was primarily attributable to a $3.4 million increase in personnel costs, which includes a $0.7 million increase in stock-based compensation. The change was also attributable to a $0.6 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners, a $0.5 million increase in facility and IT expense allocations and a $0.3 million increase in third-party sales services.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 23.0%, to $3.8 million during the three months ended April 30, 2012 from $3.1 million during the three months ended April 30, 2011. The change was primarily attributable to a $0.7 million increase in personnel costs, which includes a $0.2 million increase in stock-based compensation.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

Research and Development Expenses

Research and development expenses increased by $6.7 million, or 33.4%, to $26.9 million during the nine months ended April 30, 2012 from $20.1 million during the nine months ended April 30, 2011. The change was primarily attributable to a $4.2 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation, resulting from increased headcount as we focused our efforts on the development of additional functionality for our existing products and new product development. The change was also due to a $1.2 million increase in the cost of third-party engineering and development services resulting from our increase in the use of those services to support our growing product development activities and a $0.8 million increase in facility and IT expense allocations.

Sales and Marketing Expenses

Sales and marketing expenses increased by $14.4 million, or 30.2%, to $62.0 million during the nine months ended April 30, 2012 from $47.6 million during the nine months ended April 30, 2011. The change was primarily attributable to a $10.3 million increase in personnel costs, which includes a $1.3 million increase in stock-based compensation and a $1.2 million increase in commissions resulting from increased sales in the nine months ended April 30, 2012. The change was also attributable to a $2.1 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners, a $1.3 million increase in facility and IT expense allocations and a $0.7 million increase in third-party sales services.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 47.0%, to $11.2 million during the nine months ended April 30, 2012 from $7.6 million during the nine months ended April 30, 2011. The change was primarily attributable to a $2.1 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation. The change was also attributable to a $1.1 million increase in professional fees primarily related to legal and accounting fees and $0.3 million in increase in facility and IT expense allocations.

Other Expense, Net

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Other expense, net	$(449)	$(212)	$(237)	111.8%	$(788)	$(540)	$(248)	45.9%

Three and Nine Months Ended April 30, 2012 Compared to Three and Nine Months Ended April 30, 2011

Other expense, net increased by $0.2 million during the three and nine months ended April 30, 2012 compared to the three and nine months ended April 30, 2011. The increase for the periods presented is due to a $0.3 million charge related to the revaluation of our outstanding convertible preferred stock warrants.

Provision for Income Taxes

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Provision (benefit) for income taxes	$(226)	$39	$(265)	(679.5)%	$435	$501	$(66)	(13.2)%

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Due to the full valuation allowance recorded against our domestic net deferred tax assets, our provision for income taxes during the three months ended April 30, 2012 consisted of foreign income taxes, state taxes for states in which we have no net operating loss carryforwards, and state minimum taxes. Our income tax benefit for the three months ended April 30, 2012 was $0.2 million and the provision for the three months ended April 30, 2011 was insignificant. The decrease in our provision for income taxes from 2012 to 2011 was principally attributable to the $0.4 million tax benefit due to a favorable ruling from the IRS received during the quarter offset by higher state and foreign income taxes.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

Due to the full valuation allowance recorded against our domestic net deferred tax assets, our provision for income taxes during the nine months ended April 30, 2012 and 2011 consisted of foreign income taxes, state taxes for states in which we have no net operating loss carryforwards, and state minimum taxes. The provision for the nine months ended April 30, 2011 also included federal alternative minimum tax. Our income tax provision for the nine months ended April 30, 2012 and 2011were $0.4 million and $0.5 million. The decrease in our provision for income taxes from 2012 to 2011 was principally attributable to the $0.4 million tax benefit recorded due to a favorable ruling from the IRS and lower state taxes offset by prior year adjustments for foreign income taxes.

Liquidity and Capital Resources

	Nine Months Ended April 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$17,243	$15,889
Net cash used in investing activities	(3,225)	(5,812)
Net cash provided by financing activities	101,185	828

Cash and Cash Equivalents

As of April 30, 2012, we had cash and cash equivalents of $157.4 million. Cash and cash equivalents consist of cash and money market funds. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. We expect to incur a total of $6.0 million in capital expenditures over the next 12 months due to recurring investments in IT and facilities, and an additional $1.5 million to $3.0 million in capital expenditures in connection with our planned headquarters relocation during the second and third quarters of 2013. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows from Operating Activities

Our cash provided by operating activities is driven primarily by sales and licenses of our products and, to a lesser extent, by up-front payments from end customers under maintenance and support contracts. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and sales and marketing activities as our business grows.

Cash provided by operating activities of $17.2 million during the nine months ended April 30, 2012 was primarily attributable to a net loss of $3.9 million offset by non-cash charges of $6.3 million for stock-based compensation and $4.3 million for depreciation and amortization. The $10.2 million change in our net operating assets and liabilities was primarily a result of an increase in deferred revenue, net of $12.0 million, which was attributable to an increase in our established base of maintenance and support contracts. This source of cash was partially offset by an increase in prepaid expenses and other current assets of $1.2 million.

Cash Flows from Investing Activities

Our uses of cash from investing activities consisted primarily of capital expenditures for computer equipment and software, and cash used for acquisitions and the purchase of intangible assets. During the nine months ended April 30, 2012, cash used in investing activities was $3.2 million primarily for purchases of computer equipment and software.

Cash Flows from Financing Activities

In April 2012, we received $102.2 million in net proceeds from our IPO. With the exception of the IPO, our recent financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options and warrants which amounted to $1.7 million for the nine months ended April 30, 2012.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of these condensed consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on April 20, 2012.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of April 30, 2012 and including the new lease entered into on May 25, 2012. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016 and Thereafter
Contractual Obligations(1):	(In thousands)
Operating lease obligations(2)	$34,709	$623	$3,413	$4,286	$4,263	$22,124
Purchase commitments(3)	2,455	2,455	—	—	—	—

Total	$37,164	$3,078	$3,413	$4,286	$4,263	$22,124

(1)	The contractual obligation table above excludes tax liabilities of $1.0 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2)	Operating lease obligations represent our obligations to make payments under non-cancelable lease agreements for our facilities. During the nine months ended April 30, 2012, we made regular payments on our operating lease obligations of $1.5 million.
(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party manufacturers in advance of anticipated sales.

On May 25, 2012, we entered into a lease agreement, pursuant to which we will lease office space for an initial term of eight years, located in Santa Clara, California. Following the completion of certain construction, which we anticipate to be completed by February 2013, we intend to use the leased space as our new worldwide corporate headquarters. The base annual rent for the leased space will range from approximately $3.2 million to $3.9 million and we are obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In addition to the base rent, we will be responsible for payment of certain operating expenses, including utilities and real estate taxes. As a result of entering into this new lease, our operating lease obligations are expected to increase significantly beginning in February 2013.

Off-Balance Sheet Arrangements

As of April 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for us in fiscal 2013 and retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for us in fiscal 2013 and early adoption is permitted. We will adopt ASU 2011-8 in fiscal 2013 and do not do not believe it will have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us in fiscal 2013 and any related disclosures required will be applied retrospectively. We believe that the adoption of ASU 2011-11 may impact future disclosures but will not impact our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended April 30, 2012 and 2011, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $157.4 million as of April 30, 2012. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the nine months ended April 30, 2012 and 2011, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2012, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of April 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Form 10-Q, including our condensed consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Form 10-Q before making a decision to invest in our common stock.

Risks Related to Our Business and Industry

We Have a History of Losses, and We May Not Become Profitable or Maintain Profitability.

Since our inception in 1999, we have incurred a net loss in each fiscal year except fiscal 2010. During the nine months ended April 30, 2012, we incurred a net loss of $3.9 million. As a result, we had an accumulated deficit of $103.8 million at April 30, 2012. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and as we assume the reporting requirements and compliance obligations of a public company. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our Recent Growth Rates May Not Be Indicative of Our Future Growth, and We May Not Continue to Grow at Our Recent Pace or at All.

Our continued business and revenue growth will depend, in part, on our ability to continue to sell our products to new end customers, sell additional products to our existing end customers, introduce new products or enhancements and increase our share of and compete successfully in new, growing markets, and we may fail to do so. You should not consider our recent growth rate in net revenue as indicative of our future growth. In addition, for the fourth quarter of fiscal 2012, we expect our growth rate, as compared to the fourth quarter of fiscal 2011, to be adversely impacted by the effects of a large transaction that closed in the third quarter of fiscal 2011 but for which a significant amount of product could not be delivered and the related revenue of $2.4 million could not be recognized until the following quarter, which effect will not replicated in the three months ended July 31, 2012.

The Developing and Rapidly Evolving Nature of Our Business and the Markets in Which We Operate May Make it Difficult to Evaluate Our Business.

We were founded in 1999 and since inception have been creating products for the developing and rapidly evolving market for automated network control. Our initial products were appliances that supported reliable connectivity to networks. We have expanded our product focus through internal development and recent acquisitions of products and technologies. Acquisitions such as our acquisition of Netcordia, Inc. in May 2010 may cause uncertainties related to their integration into our business. In addition, we may have difficulty in our business and financial planning because of the developing nature of the markets in which we operate and the evolving nature of our business. Because we depend in part on market acceptance of our products, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if our business and market were more mature and stable.

Our Net Revenue and Operating Results Could Vary Significantly From Period to Period and Be Unpredictable, Which Could Cause the Market Price of Our Common Stock to Decline.

The sale and licensing of our products generates a majority of our net revenue. The timing of sales and licensing of products can be difficult to predict and can result in significant fluctuations in our net revenue from period to period. Our operating results have fluctuated significantly in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our net revenue and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

We have based our current and projected future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in net revenue, and even a small shortfall in net revenue could disproportionately and adversely affect our financial results for a given quarter.

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:

•	the timing of sales of our products and services, particularly large sales;

•	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

•	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

•	fluctuations in demand for our products and services, including seasonal variations;

•	the timing of the resale of our products sold to distributors, for which we generally recognize revenue upon reported sell-through;

•	the mix of our products and services sold and distribution channels through which our products and services are sold;

•	the timing and success of changes in our product offerings or those of our competitors;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including the costs of our third-party manufacturers;

•	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our inability to complete or integrate efficiently any acquisitions that we may undertake;

•	changes in the regulatory environment for our products domestically and internationally;

•

claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or requirement to pay damages or expenses associated with any of those claims; and

•	general economic conditions in our domestic and international markets.

Further, end customer buying patterns and sales cycles can vary significantly from quarter to quarter and are not subject to an established pattern over the course of a quarter. Accordingly, at the beginning of a quarter, we have limited visibility into the level of sales that will be made in that quarter. If expected net revenue at the end of any quarter is reduced or delayed for any reason, including, among other things, the failure of anticipated purchase orders to materialize, our inability to deliver products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory properly in a way to meet demand, or our inability to release new products on schedule, our net revenue and operating results for that quarter could be materially and adversely affected.

As a result of the foregoing factors, our operating results in one or more future periods may fail to meet or exceed our projections or the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

Sales of Our Trinzic DDI Family of Products Generate Most of Our Products and Licenses Revenue, and if We are Unable to Continue to Grow Sales of These Products, Our Operating Results and Profitability Will Suffer.

Historically, we have derived substantially all of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect to continue to derive a significant majority of our products and licenses revenue from sales of our Trinzic DDI family of products for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. If we fail to deliver product enhancements, new releases or new products that end customers want, it will be more difficult for us to succeed. In addition, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

The Demand For Our Automated Network Control Solution and Related Services May Not Grow as We Expect.

The demand for automated network control depends upon the increasing size and complexity of networks, which may be driven by the rapid growth of new network-connected devices and applications, the adoption of IPv6 and the proliferation of virtualization and cloud computing. The market for automated network control products has increased in recent years as organizations have deployed more devices and applications on their networks and increased the number of virtual machines in use. Our business plan assumes that the demand for automated network control will increase based on the foregoing factors. Ultimately, however, the factors driving demand for automated network control may not develop as quickly as we anticipate, or at all, and the growth of our business and results of operations may be adversely affected.

If We are Unable to Attract New End Customers or to Sell Additional Products to Our Existing End Customers, Our Revenue Growth Will be Adversely Affected and Our Net Revenue Could Decrease.

To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales and development personnel and our international operations in order to achieve revenue growth. The return on these and future investments may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

If We are Unable to Introduce New Products Successfully and To Make Enhancements To Existing Products, Our Growth Rates Would Likely Decline and Our Business, Results of Operations and Competitive Position Could Suffer.

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers’ rapidly evolving demands in our highly competitive industry. For example, we recently introduced a new series of appliances with greater price/performance and other advantages but lower gross margins compared to our prior generation of appliances, the “A” appliance series. We also invest in the acquisition of products that expand our offerings and help us enter into new growing markets, as we did when we expanded our product line and automation capabilities through our May 2010 acquisition of Netcordia. We often make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to manage successfully the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

Our new products or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	the timeliness of the introduction and delivery of our products or enhancements;

•	our failure or inability to predict changes in our industry or end customers’ demands or to design products or enhancements that meet end customers’ increasing demands;

•	defects, errors or failures in any of our products or enhancements;

•	the inability of our products and enhancements to interoperate effectively with products from other vendors or to operate successfully in the networks of prospective end customers;

•	negative publicity about the performance or effectiveness of our products or enhancements;

•	reluctance of end customers to purchase products that incorporate elements of open source software;

•	failure of our channel partners to market, support or distribute our products or enhancements effectively; and

•	changes in government or industry standards and criteria.

Our products or enhancements may have limited value to us if they fail to achieve market acceptance, and there can be no assurance that our sales efforts will be effective or that we will realize a positive return on any of these investments, even if the resultant products or enhancements achieve market acceptance.

Our end customers expect timely introduction of new products and enhancements to respond to new feature requests. Since developing new products or new versions of, or add-ons to, our existing products is complex, the timetable for their commercial release is difficult to predict and may vary from historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as our end customers require or expect. If we do not respond to the rapidly changing needs of our end customers by developing and introducing on a timely basis new and effective products, features, upgrades and services that can respond adequately to their needs, our competitive position, business and growth prospects will be harmed.

We Compete in Rapidly Evolving Markets, and Our Failure to Respond Quickly and Effectively to Changing Market Requirements Could Cause Our Business and Key Operating Metrics to Decline.

The automated network control market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. For example, in order to be competitive, our solution must be capable of operating with and managing an ever increasing array of network devices and an increasingly complex network environment. In some cases, the ability of our solution to interoperate with and manage third-party devices may require licenses from the device manufacturers or other third parties, and we may not be able to obtain necessary licenses on acceptable terms or at all. In addition, our solution must be compatible with industry standards for networks. As new networking devices are introduced and standards in the networking market evolve, we may be required to modify our products and services to make them compatible with these new devices and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or to introduce new products and services in response to that competitive pressure. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these shifts in the competitive landscape successfully, our business and operating results could be materially harmed.

Our Sales Cycles Can Be Long and Unpredictable, and Our Sales Efforts Require Considerable Time and Expense. As a Result, Our Sales and Revenue Are Difficult to Predict and May Vary Substantially from Period to Period, Which May Cause Our Operating Results to Fluctuate Significantly.

The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase automated network control products, such as the solution we sell. End customers often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. The length of our products’ sales cycles typically ranges from three to twelve months but can be more than eighteen months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer makes a decision to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel. Even after an end customer makes a purchase, there may in some cases be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our net revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

We Compete in Highly Competitive Markets, and Competitive Pressures From Existing and New Companies May Adversely Impact Our Business and Operating Results.

The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.

We compete with large technology integrators, such as BMC Software, Inc., EMC Corporation, Hewlett-Packard Company and International Business Machines Corporation, telecommunication equipment providers, such as Alcatel-Lucent and BT Group plc, and specialized technology providers, such as BlueCat Networks, Inc., EfficientIP SAS and Nominum, Inc. We also seek to replace network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, some of which might be our current technology partners. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with channel partners;

•	access to larger end customer bases;

•	greater end customer support;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios;

•	the ability to bundle competitive offerings with other products and services;

•	less stringent accounting requirements, resulting in greater flexibility in pricing and terms; and

•	lower labor and development costs.

As a result, increased competition could result in fewer end customer orders, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide end customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence, or to provide end customers a broader range of products, services and prices. In addition, large competitors may have more extensive relationships within existing and potential end customers that provide them with an advantage in competing for business with those end customers. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

We also expect increased competition if our market continues to expand. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties that have greater resources available. As a result of these acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete more vigorously or broadly with us. In addition, continued industry consolidation might adversely impact end customers’ perceptions of the viability of smaller and even medium-sized networking companies and, consequently, end customers’ willingness to purchase from those companies.

Adverse Economic Conditions May Adversely Impact Our Business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective end customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. The recent financial recession resulted in a significant weakening of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to impact governments and educational institutions, and other difficulties that may affect one or more of the industries to which we sell our products and services. We believe that this economic downturn had an impact on our results of operations in 2009, and that our business in Europe continues to be adversely affected by weakness in current economic conditions. If economic conditions in the United States, Europe and other key markets for our products continue to remain uncertain or deteriorate further, many end customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

We Base Our Inventory Purchasing Decisions on Our Forecasts of End Customer Demand, and if Our Forecasts are Inaccurate, Our Operating Results Could be Materially Harmed.

We place orders with our third-party manufacturers based on our forecasts of our end customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to rush the manufacture and delivery of additional products. If we or our channel partners underestimate end customer demand, we may forego revenue opportunities, lose market share and damage our end customer relationships. Conversely, if we overestimate end customer demand, we may maintain more finished goods or raw materials inventory than we are able to sell when we expect to or at all. If our channel partners overestimate end customer demand, our channel partners may accumulate excess inventory, which could cause a reduction of purchases from us in future quarters. As a result, we could have excess or obsolete inventory, resulting in a decline in its value, which would increase our cost of revenue and reduce our liquidity. Our failure to manage inventory accurately relative to demand would adversely affect our operating results.

We Rely on Our Channel Partners, Including Distributors, Integrators, Managed Service Providers and Value-Added Resellers. A Decrease in Their Sales of Our Products Would Materially and Adversely Affect Our Operating Results.

During the three and nine months ended April 30, 2012 and 2011, a significant majority of our net revenue was generated from sales through our channel partners, including third-party distributors, integrators, managed service providers and value-added resellers, or VARs, that market or sell networking equipment, software and other products and services to end customers. We expect these channel partners to continue to have a similar impact on our net revenue for the foreseeable future, as we invest in and expand our channel relationships, particularly those with large managed service providers. Accordingly, our future growth will depend in part on our channel partners’ ability to market and sell our products and services.

In general, our contracts with our channel partners do not contain minimum purchase commitments and allow them to exercise significant discretion regarding the promotion of our products and services, meaning our channel partners could cease to sell our products and services, choose to market, sell and support products and services that are competitive with ours or choose to devote more resources to the marketing, sales and support of those competitive products. As a result, our net revenue would decrease if our competitors were effective in providing incentives to existing and potential channel partners to favor their products over ours or to prevent or reduce sales of our products. Our net revenue might also be negatively affected by our failure to hire and retain sufficient qualified sales personnel internally since our channel partners depend on significant support from our internal sales personnel. Even if our channel partners actively and effectively promote our products and services, there can be no assurance that their efforts will result in growth of our net revenue. In addition, to the extent we fail to attract, train and maintain a sufficient number of high-quality channel partners, our business, operating results and financial condition could be materially and adversely affected. Recruiting and retaining qualified channel partners, particularly large managed service providers, is difficult. Training new channel partners regarding our technology and products requires significant time and resources, and it may take several months or more to achieve significant sales from new channel partners. We may also change our channel distribution model in one or more regions, such as by adding a distribution tier to our sales channel in North America to support our VARs, which change might not improve our channel partners’ effectiveness and could result in decreases to our gross margins and declining profitability. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support these channels, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

By relying on channel partners, we may in some cases have little contact with the end customers of our products, thereby making it more difficult for us to ensure proper delivery, installation and support of our products, service ongoing end customer requirements and respond to evolving end customer needs. In addition, our use of channel partners could subject us to lawsuits, potential liability and reputational harm if, for example, a sales channel partner misrepresents the functionality of our products or services to end customers or violates laws or our corporate policies. If we fail to manage our channel partners effectively, our business would be seriously harmed.

We are Exposed to the Credit Risk of Our Channel Partners and End Customers, Which Could Result in Material Losses and Negatively Impact Our Operating Results.

Most of our sales are on an open credit basis, with typical payment terms of 30 days. Because of local customs or conditions, payment terms may be longer in some circumstances and markets. If any of the channel partners or end customers responsible for a significant portion of our net revenue becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.

Our Business Depends on End Customers Renewing Their Maintenance and Support Contracts. Any Decline in Maintenance Renewals Could Harm Our Future Operating Results.

We typically sell our products with maintenance and support as part of the initial purchase, and a substantial portion of our annual net revenue comes from renewals of maintenance and support contracts. Our end customers have no obligation to renew their maintenance and support contracts after the expiration of the initial period, and they may elect not to renew their maintenance and support contracts, to renew their maintenance and support contracts at lower prices through alternative channel partners or to reduce the product quantity under their maintenance and support contracts, thereby reducing our future net revenue from maintenance and support contracts. If our end customers do not renew their maintenance and support contracts or if they renew them on terms that are less favorable to us, our net revenue may decline and our business will suffer.

Our Ability to Sell Our Products is Highly Dependent on the Quality of Our Support and Services Offerings, and Our Failure to Offer High-Quality Support and Services Could Have a Material and Adverse Effect on Our Business and Results of Operations.

Once our products are deployed within our end customers’ networks, our end customers depend on our support organization and our channel partners to resolve any issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

Claims by Others That We Infringe Their Intellectual Property Rights Could Harm Our Business.

Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or channel partners for which we may be liable. We were recently involved in litigation of this kind with BlueCat Networks, Inc. and BlueCat Networks (USA), Inc. (or collectively BlueCat), one of our competitors. While we have settled this dispute and the parties have agreed, among other things, not to commence patent litigation for at least a five-year period, there can be no assurance that future litigation will not be initiated by the parties prior to the end of that period.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a more limited portfolio of issued patents than our major competitors, and therefore may not be able to utilize our intellectual property portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services. We could also be required to seek a license for the use of that intellectual property, which might not be available on commercially acceptable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

Failure to Protect Our Intellectual Property Rights Could Adversely Affect Our Business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. In addition, we might incur significant expenses in defending our intellectual property rights, as we did in our recently settled patent lawsuits with BlueCat. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We could be required to spend significant resources to monitor and protect our intellectual property rights. In this regard, we have in the past initiated and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our management and technical personnel, which might adversely affect our business, operating results and financial condition.

Indemnity Provisions in Various Agreements Potentially Expose Us to Substantial Liability for Intellectual Property Infringement and Other Losses.

Our agreements with customers and commercial partners include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or other third-party claims. The term of these indemnity provisions is generally perpetual after execution of the corresponding product sale agreement. Large indemnity payments could harm our business, operating results and financial condition.

We Rely on a Sole Source Third-Party Manufacturer for Substantially All of Our Products and Depend on it for the Supply and Quality of Our Products.

We outsource the manufacturing of substantially all of our products to Flextronics Telecom Systems, Ltd., an affiliate of Flextronics International Ltd. These arrangements subject us to the risk that the manufacturer does not provide our customers with the quality and performance that they expect or that the manufacturer does not provide us with an adequate supply of products. Our orders typically represent a relatively small percentage of the overall orders received by this manufacturer from its customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We must also accurately predict the number of products that we will require. If we overestimate our requirements, we may incur liabilities for excess inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our manufacturer and suppliers may have inadequate supplies of the materials and components required to produce our products. In addition, we acquire some of our other products and components from sole-source suppliers. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturers’ financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our business and operating results.

Some of the Components and Technologies Used in Our Products are Purchased and Licensed From a Single Source or a Limited Number of Sources. The Loss of Any of These Suppliers Might Cause Us to Incur Additional Transition Costs, Result in Delays in the Manufacturing and Delivery of Our Products, or Cause Us to Carry Excess or Obsolete Inventory and Could Require Us to Redesign Our Products.

Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or a limited number of sources for most components included in our products. For example, the chipsets and motherboards that we use in the products manufactured by Flextronics are currently available only from a limited number of sources, and neither we nor, to our knowledge, this manufacturer have entered into supply agreements with these sources. We have also entered into license agreements with some of our suppliers for technologies that are used in our products.

As there are no other sources for identical components and technologies, if we lost any of these suppliers, we might not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality; and

•	natural disasters.

In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. For example, the supplier of a key component included in some of our products was recently affected by flooding in Thailand, which has resulted in a substantial price increase for this component. We carry very little inventory of our products, and we and our manufacturer rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturer rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturer might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.

We Rely on the Availability of Third-Party Licenses and, in the Future, if These Licenses are Available to Us Only on Less Favorable Terms or Not Available at All, Our Business and Operating Results Would be Harmed.

Our products include software and other technology licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek additional licenses for existing or new products. There can be no assurance that the necessary licenses would be available on acceptable terms or at all. The inability to obtain certain licenses or other rights or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products and might have a material adverse effect on our business, operating results and financial condition.

Our International Sales and Operations Subject Us to Additional Risks That May Materially and Adversely Affect Our Business and Operating Results.

During the three months ended April 30, 2012 and 2011 and nine months ended April 30, 2012 and 2011, 38.1%, 40.6%, 41.4% and 42.5% of our net revenue were derived from customers outside of the United States. Sales to these end customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with numerous international locations;

•	reduced demand for technology products outside the United States;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to currency exchange rate risk;

•	heightened exposure to political instability, war and terrorism;

•	added legal compliance obligations and complexity;

•	reduced protection for intellectual property rights in some countries;

•	multiple conflicting tax laws and regulations;

•	the need to localize our products for international end customers; and

•	the increased cost of terminating employees in some countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition. For example, weakness in the U.S. dollar compared to foreign currencies has significantly increased the cost of our Canadian, Indian and European operations in recent periods, as compared to the corresponding period in the prior year.

Our Use of and Reliance on Research and Development Resources in Foreign Countries May Expose Us to Unanticipated Costs or Events.

We have significant research and development centers in Canada and France and have significant numbers of contractors in Belarus, India and Thailand. There can be no assurance that our reliance upon research and development resources in foreign countries will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in foreign countries involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel because of intense competition for engineers and resulting wage inflation;

•

difficulties regarding the transfer of knowledge related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our end customers and other third parties;

•	heightened exposure to change in the economic, security and political conditions in developing countries;

•	fluctuations in currency exchange rates and difficulties of regulatory compliance in foreign countries; and

•	interruptions to our operations in India or Thailand as a result of typhoons, floods and other natural catastrophic events, as well as man-made problems such as power disruptions or terrorism.

Difficulties resulting from the factors above and other risks related to our operations in foreign countries could expose us to increased expense, impair our development efforts and harm our competitive position.

If We Fail to Manage Future Growth Effectively, Our Business Would be Harmed.

We operate in emerging markets and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and any future growth would continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. Further international expansion may be required for our continued business growth, and managing any international expansion would require additional resources and controls. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

If We are Unable to Hire, Retain and Motivate Qualified Personnel, Our Business Would Suffer.

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. In addition, a large portion of our employee base is substantially vested in significant stock options, and their ability to exercise those options and sell their stock might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

We are Dependent on the Continued Services and Performance of Our Senior Management and Other Key Employees, the Loss of any of Whom Could Adversely Affect Our Business, Operating Results and Financial Condition.

Our future performance depends on the continued services and continuing contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of the services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives and could adversely affect our business, financial condition and results of operations.

We Expect Our Gross Margin to Vary Over Time, and Our Current Level of Gross Margin May Not be Sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in end customer or product and service mix;

•	increased inbound shipping charges;

•	our inability to maintain or reduce the amount we pay our third-party manufacturers;

•	increases in material or labor costs;

•	increased costs of licensing third-party technologies that are used in our products;

•	carrying costs of excess inventory, inventory holding charges and obsolescence charges that may be passed through to us by our third-party manufacturers;

•	changes in our distribution channels or our arrangements with our distributors and VARs;

•	increased warranty and repair costs; and

•	our introduction of new appliance models, which may have lower margins than our existing products.

In this regard, we recently introduced new, higher performance appliances, which are comprised of more expensive components. The introduction of these new appliances will result in lower gross margins in the coming quarters and thus harm our operating results in those periods.

Seasonality May Cause Fluctuations in Our Net Revenue and Operating Results.

We operate on a July 31 fiscal year-end and believe that there are significant seasonal factors which may cause the second and fourth quarters of our fiscal year to have greater product revenue than our first and third fiscal quarters. We believe that this seasonality results from a number of factors, including:

•	end customer procurement, budget and deployment cycles in the government and education sectors, which potentially result in stronger order flow in our second fiscal quarter;

•

one or more of our larger end customers with a December 31 fiscal year-end choosing to spend remaining budgets before their year-end, which potentially results in a positive impact on our product revenue in the second quarter of our fiscal year;

•

the timing of our annual training for the entire sales force in our first fiscal quarter, which, combined with the strong fourth fiscal sales, can potentially cause our first fiscal quarter to be seasonally weak; and

•	seasonal reductions in business activity during August in the United States, Europe and certain other regions, which have a negative impact on our first quarter revenue.

Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations.

If We are Not Able to Maintain and Enhance Our Brand and Reputation, Our Business and Operating Results May be Harmed in Tangible or Intangible Ways.

We believe that maintaining and enhancing our brand and reputation are critical to our relationships with, and our ability to attract, new end customers, technology partners and employees. The successful promotion of our brand will depend largely upon our ability to continue to develop, offer and maintain high-quality products and services, our marketing and public relations efforts, and our ability to differentiate our products and services successfully from those of our competitors. Our brand promotion activities may not be successful and may not yield increased revenue. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of products and services in these new areas. If we do not successfully maintain and enhance our brand and reputation, our growth rate may decline, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose end customers or technology partners, all of which would harm our business, operating results and financial condition.

In addition, from time to time independent industry analysts may provide reviews of our products and services, as well as those of our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential end customers, our brand could be harmed if industry analysts do not provide positive reviews of our products or identify them as market leaders.

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lost Sales and Revenue and We Could be Subject to Product Liability Claims.

Products such as ours frequently contain undetected software or hardware errors, many of which are indentified only when our products are first introduced or as new versions are released. We have experienced errors in the past in connection with our products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components. These problems may cause us to incur significant warranty and repair costs, process management costs, and costs associated with remanufacturing our inventory. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.

Our Business is Subject to the Risks of Warranty Claims, Product Returns, Product Liability and Product Defects.

Real or perceived errors, failures or bugs in our products could result in claims by customers for losses that they sustain. If customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from customer claims and related liabilities and costs, including indemnification obligations under our agreements with resellers and distributors. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

We Depend on the U.S. Government for a Portion of Our Sales, Which are Facilitated Through Resellers on Which We Also Depend for These Sales. Any Reductions in Sales to the U.S. Government, as a Result of the Loss of Reseller Relationships or Any Other Reason, Could Harm Our Growth.

A significant portion of our sales is made to certain departments of the U.S. government. Nearly all of these sales are made through resellers. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our net revenue to grow less rapidly or even to decline. The timing of fulfillment under government contracts can also be uncertain. In addition, since in most cases we are unable to fulfill orders from the U.S. government directly, the loss of key reseller relationships could adversely affect our ability to fulfill certain orders from the government until we are able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

Our Net Revenue May Decline as a Result of Reductions in Public Funding of Educational Institutions.

We regard sales to universities, colleges and other educational institutions as an important source of net revenue. Many of these institutions receive funding from local tax revenues and from state and federal governments through a variety of programs. Federal, state or local funding of public education may be reduced for a variety of reasons, including budget-driven austerity measures, legislative changes or fluctuations in tax revenues because of changing economic conditions. If funding of public education declines for these or any other reason, our sales to educational institutions might be negatively impacted. Any reduction in spending on IT systems by educational institutions would likely materially and adversely affect our business and results of operations.

We are an “Emerging Growth Company,” and Any Decision on Our Part to Comply Only With Certain Reduced Disclosure Requirements Applicable to Emerging Growth Companies Could Make Our Common Stock Less Attractive to Investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following July 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We Will Incur Increased Costs and Demands Upon Management as a Result of Complying With the Laws and Regulations Affecting Public Companies, Which Could Harm Our Operating Results.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ending July 31, 2013, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with all applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

Acquisitions and Investments Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating Netcordia, the Solsoft technology and other acquired businesses and technology has created unforeseen operating difficulties and expenditures as would the integration of any future acquisitions. The areas where we face risks include:

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of product, engineering and sales and marketing functions;

•	transition of the acquired company’s operations, users and end customers onto our existing platforms;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, end customers, former stockholders or other third parties;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	diversion of engineering resources away from development of our core products; and

•	failure to continue to develop the acquired technology successfully.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

We Rely on Third Parties for the Fulfillment of Our End Customer Orders and Replacements, and the Failure of These Third Parties to Perform Could Have an Adverse Effect Upon Our Reputation and Our Ability to Distribute Our Products, Which Could Cause a Material Reduction in Our Net Revenue.

We rely on our third-party manufacturers to build and inventory sufficient quantities of our products to fulfill end customer orders, and we also use third parties to transport our products, hold our inventory in local depots in foreign countries and fulfill our end customer replacement requirements. If our third-party agents fail to perform, our ability to deliver our products and to generate revenue would be adversely affected. The failure of our third-party manufacturers and other third-party logistics providers to deliver products in a timely manner could lead to the dissatisfaction of our channel partners and end customers and damage our reputation, which might cause our channel partners or end customers to cancel existing agreements with us and to stop transacting business with us. In addition, this reliance on our third-party manufacturers and third-party logistics providers may impact the timing of our revenue recognition if our providers fail to deliver orders during the prescribed time period. In the event we were unexpectedly forced to change providers, we could experience short-term disruptions in our delivery and fulfillment process that could adversely affect our business.

Our Use of Open Source Software Could Impose Limitations on Our Ability to Commercialize Our Products.

Our products contain software modules licensed for use from third-party authors under open source licenses, including the GNU Public License, the GNU Lesser Public License and the Apache License. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works that we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products and to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business and operating results.

Confidentiality Agreements With Employees and Others May Not Adequately Prevent Disclosure of Our Trade Secrets and Other Proprietary Information.

In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements with our technology partners, employees, consultants, advisors and others. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If Our Estimates Relating to Our Critical Accounting Policies are Based on Assumptions or Judgments That Change or Prove to be Incorrect, Our Operating Results Could Fall Below Expectations of Securities Analysts and Investors, Resulting in a Decline in Our Stock Price.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results may be adversely affected, which could cause our operating results to fall below market expectations and our stock price to decline. Significant estimates, assumptions and judgments used in preparing our consolidated financial statements include those related to revenue recognition, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts and sales returns and valuation of inventory.

Our Ability to Use Net Operating Losses to Offset Future Taxable Income May be Subject to Certain Limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses could also be impaired under state law. As a result, we might not be able to utilize a material portion of our NOLs.

Changes in Our Provision for Income Taxes or Adverse Outcomes Resulting From Examination of Our Income Tax Returns Could Adversely Affect Our Results.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

•	changes in the valuation of our deferred tax assets;

•	foreign or domestic income tax assessments and any related tax interest or penalties;

•	expiration of, or lapses in, the research and development tax credit laws;

•	tax effects of nondeductible compensation;

•	adjustments to the pricing of intercompany transactions and transfers of intellectual property or other assets;

•	changes in accounting principles; or

•	changes in tax laws and regulations, including changes in taxation of the services provided by our foreign subsidiaries.

Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, that if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations might have a material and adverse effect on our operating results and financial condition.

Our Business is Subject to the Risks of Earthquakes, Fire, Floods and Other Natural Catastrophic Events, and to Interruption by Man-Made Problems Such as Power Disruptions or Terrorism.

Our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. We also have significant testing and support facilities in India, a region known for typhoons, floods and other natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a channel partner or supplier is located could have a material adverse impact on our business, operating results and financial condition. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on IT systems to communicate among our workforce located worldwide and, in particular, our research and development activities that are coordinated between our corporate headquarters in the San Francisco Bay Area and our operations in other states and countries. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions or terrorism, could delay our research and development efforts. To the extent that these disruptions result in delays or cancellations of customer orders or delays in our research and development efforts or the deployment of our products, our business and operating results would be materially and adversely affected.

Our Future Capital Needs Are Uncertain, and We May Need to Raise Additional Funds in the Future.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	fund our operations;

•	continue our research and development;

•	commercialize new products; or

•	acquire companies, in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for different types of funding and overall economic conditions.

If We Require Additional Funds in the Future, Those Funds May Not be Available on Acceptable Terms, or at All.

We may require additional funds in the future, and we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our operating results.

Risks Related to Ownership of Our Common Stock

Our Actual Operating Results May Differ Significantly From Our Guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

The Price of Our Common Stock May be Volatile, and You Could Lose All or Part of Your Investment.

In the recent past, stocks generally, and technology stocks in particular, have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The trading price of our common stock will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any major change in our management;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If Securities or Industry Analysts Issue an Adverse or Misleading Opinion Regarding Our Stock or Do Not Publish Research or Reports About Our Business, Our Stock Price and Trading Volume Could Decline.

The trading market for our common stock will rely in part on the research and reports that equity research and other analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more analysts were to downgrade our common stock or if they were to issue other unfavorable commentary or cease publishing reports about us or our business. If one or more analysts were to cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, analysts may elect not to provide research coverage of our common stock, and lack of research coverage would likely adversely affect the market price of our common stock.

Concentration of Ownership Among Our Existing Directors, Executive Officers and Principal Stockholders May Prevent New Investors From Influencing Significant Corporate Decisions.

As of April 30, 2012, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially owned approximately 51.8% of our outstanding common stock. These stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our Stock Price Could Decline As a Result of the Large Number of Outstanding Shares of Our Common Stock Eligible For Future Sale.

As of April 30, 2012, we will have outstanding 45,670,724 shares of our common stock outstanding. Approximately 37 million shares are currently restricted as a result of market stand-off agreements and will become sellable in mid-October 2012, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of these restricted securities in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline.

We Do Not Intend to Pay Dividends For the Foreseeable Future.

We have never declared or paid any cash dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you will likely receive a return on your investment in our common stock only if the market price of our common stock increases.

Our Charter Documents and Delaware Law Could Discourage, Delay or Prevent a Takeover That Stockholders Consider Favorable and Could Also Reduce the Market Price of Our Stock.

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:

•	provide for non-cumulative voting in the election of directors;

•	provide for a classified board of directors;

•	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our common stock;

•	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships;

•	provide that stockholders may remove directors only for cause;

•	prohibit stockholder action by written consent and limit who may call a special meeting of stockholders; and

•	require advance notification of stockholder nominations for election to our board of directors and of stockholder proposals.

These and other provisions in our restated certificate of incorporation and our restated bylaws, as well as provisions under Delaware law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the trading price of our common stock being lower than it otherwise would be.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

From February 1, 2012 until April 20, 2012 (the date of the filing of our registration statement on Form S-8, No. 333-180840), we granted stock options to purchase 1,377,831 shares of our common stock to our employees under the 2003 Stock Plan and the 2012 Stock Plan. During such period we issued an aggregate of 327,692 shares of common stock that were not registered under the Securities Act to our directors, officers, employees and consultants pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $1.2 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

During the three months ended April 30, 2012, we issued the following securities without registration under the Securities Act:

•	167,899 shares of common stock pursuant to the exercise of warrants to purchase shares of our common stock with aggregate exercise proceeds of approximately $10,000;

•	167,268 shares of common stock pursuant to the cashless net exercise of warrants to purchase shares of our common stock; and

•

24,378 shares of common stock pursuant to the cashless net exercise of a warrant to purchase shares of our Series F-3 Preferred Stock and the conversion of the shares received into shares of our common stock.

The shares of common stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

b)	Use of Proceeds from Public Offering of Common Stock

On April 25, 2012, we closed our IPO, in which we sold 6,869,343 shares of common stock and the selling stockholders sold 1,755,657 shares at a price to the public of $16.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $109.9 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178925), which was declared effective by the SEC on April 19, 2012. The offering commenced as of April 19, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Goldman, Sachs & Co., UBS Securities LLC, Pacific Crest Securities LLC, JMP Securities LLC and Stephens Inc. acted as the underwriters. We raised approximately $98.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.7 million and other offering expenses of approximately $4.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. The proceeds are being used for working capital and general corporate purposes, and we invested the funds received in registered money market funds.

The proceeds from the IPO have been used for working capital, sales and marketing activities, including further expansion of our product development and field sales organizations and general corporate purposes. We have broad discretion over the uses of the net proceeds and may use a portion for the acquisition of, or investment in, technologies, solutions or businesses that complement our business although we have no present commitments or agreements to enter into any material acquisitions or investments. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the IPO or follow-on offering. Based on our current cash and cash equivalents balance together with cash generated from operations, we do not expect that we will have to utilize any of the net proceeds to fund our operations during the next 12 months. Pending these uses, we intend to invest the net proceeds in short-term, investment-grade interest-bearing securities.

Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the period.

Item 5.	Other Information

On May 25, 2012, we entered into an eight-year Office Lease with 3111-3141 Coronado Drive Associates, LLC (“CDA”), as landlord, pursuant to which the Company will lease a new headquarters facility (the “Lease”), consisting of approximately 127,000 square feet of office space in Santa Clara, California. The base annual rent for the leased space will range from approximately $3.2 million to $3.9 million. In addition to the base rent, we will be responsible for payment of certain operating expenses, including utilities and real estate taxes. The Lease has an initial term of eight years and is scheduled to commence February 1, 2013 and expire on January 31, 2021. In addition, we may extend the term of the Lease by up to one successive five-year term upon advance notice.

We are obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance of our obligations under the Lease, as required by the terms of the Lease.

The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease, which is filed as Exhibit 10.04 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.01	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.02	Form of Restated Certificate of Incorporation of the Registrant. (2)

3.04	Form of Restated Bylaws of the Registrant. (3)

10.01	Form of Indemnity Agreement. (4)

10.02	2012 Equity Incentive Plan and forms of equity award agreements. (5)

10.03	2012 Employee Stock Purchase Plan. (6)

10.04*	Lease Agreement between Registrant and 3111-3141 Coronado Drive Associates, LLC, dated May 25, 2012.

31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or the Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Previously filed as Exhibit 3.05 to Registrant’s Amendment No. 5 to Form S-1 (File No. 333-178925), filed with the Securities and Exchange Commission on April 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.02 to Registrant’s Amendment No. 4 to Form S-1 (File No. 333-178925), filed with the Securities and Exchange Commission on April 9, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.04 to Registrant’s Amendment No. 4 to Form S-1 (File No. 333-178925), filed with the Securities and Exchange Commission on April 9, 2012, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.01 to Registrant’s Amendment No. 4 to Form S-1 (File No. 333-178925), filed with the Securities and Exchange Commission on April 9, 2012, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.04 to Registrant’s Amendment No. 4 to Form S-1 (File No. 333-178925), filed with the Securities and Exchange Commission on April 9, 2012, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.05 to Registrant’s Amendment No. 4 to Form S-1 (File No. 333-178925), filed with the Securities and Exchange Commission on April 9, 2012, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on June 1, 2012.

INFOBLOX INC.

By:	/S/ ROBERT D. THOMAS
Robert D. Thomas President and Chief Executive Officer