Form 10-K
period 2012-07-31
INFOBLOX INC
filed 2012-09-14
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35507

INFOBLOX INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0062867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4750 Patrick Henry Drive
Santa Clara, California 95054
(Address of principal executive offices and zip code)

(408) 625-4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒        Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of January 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on April 20, 2012.

As of August 31, 2012, 45,741,699 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks”and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS
General

Infoblox Inc. (together with its subsidiaries, “we” or “our”) is a leader in automated network control and provides an appliance-based solution that enables dynamic networks and next-generation data centers. Our solution combines real-time IP address management with the automation of key network control and network change and configuration management processes in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. In addition, our solution leverages our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture.

Dynamic networks enable on-demand connection and configuration of devices and applications and allow organizations to, among other things, accelerate service delivery and enhance the value of virtualization and cloud computing. To create dynamic networks, organizations need automated network control, which allows real-time network discovery and visibility, scalability, device configuration and policy implementation, and thus enables flexibility and improves the reliability of expanding networks. Our solution allows our end customers to create dynamic networks, address burgeoning growth in the number of network-connected devices and applications, manage complex networks efficiently and capture more fully the value from virtualization and cloud computing.

We were originally incorporated in Illinois in February 1999 and reincorporated in Delaware in May 2003. In 2001, after two years of research and development, we launched an integrated DNS and DHCP appliance. In 2005, we introduced, across all of our products, our proprietary Grid technology, which utilizes our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture. One year later, we introduced real-time IP address management across all of our products to enhance further our network control offerings. In May 2010, we acquired Netcordia, Inc., an early stage company, whose network change and configuration management products and technologies we integrated with our product offerings to provide an integrated automated network control solution. We completed our initial public offering, or IPO, of common stock in April 2012.

Our corporate headquarters are located at 4750 Patrick Henry Drive, Santa Clara, California 95054, and our main telephone number is (408) 625-4200. We maintain a website at www.infoblox.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Industry Background

Dynamic networks are essential to the performance of data centers and increasingly rely on the Internet Protocol, or IP. Organizations are deploying dynamic networks to enable next-generation data centers that utilize virtualization, cloud computing, software-as-a-service and high-speed networking to cost-effectively support numerous business critical operations. Organizations have upgraded the performance of their networking hardware, such as switches and routers, but generally have not upgraded their network control, which is the infrastructure and software that control the operation of the network. Network control consists of a number of complex functions and processes, including IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. The importance of network control grows as networks increase in scale and complexity because of the rapid growth in the number of devices and software applications requiring network connectivity, the consumerization of Information Technology, or IT, the adoption of next-generation IP protocols and the proliferation of virtualization and cloud computing.

Our Products

We offer a solution that combines real-time IP address management with the automation of key network control and network change and configuration management processes through a range of purpose-built physical and virtual appliances that are integrated with our proprietary software and provide varying levels of performance targeted to meet specific end customer needs. Our appliances can be deployed on a stand-alone basis or in combinations utilizing our Grid architecture across a variety of network environments. Our virtual appliances either are integrated within Cisco UCS Express and Riverbed Steelhead products or operate in VMware virtual environments, and are designed to approximate their physical counterparts in functionality, scalability and performance.

We offer two families of products: Trinzic DDI and NetMRI. Our Trinzic DDI product family enables real-time DNS, DHCP and IPAM (IP address management), which we refer to as DDI, and automates key network control processes. Our NetMRI product family automates network change and configuration management processes. The Trinzic DDI and NetMRI families are designed to work together and collectively provide an automated network control solution which enables dynamic networks that are scalable, reliable, cost-effective and easy to use.

Trinzic DDI Family

We derive most of our product revenue from our Trinzic DDI family of products. The components of our Trinzic DDI family, which can be purchased independently, are Trinzic DDI, Trinzic IPAM for Microsoft, Trinzic Reporting and Load Balancer Manager.

Trinzic DDI. Our Trinzic DDI product is a secure, real-time appliance that is designed to ensure the continuous operation of network control. Trinzic DDI leverages our proprietary software, which automates the routine, repetitive and time-consuming manual tasks associated with deploying and managing DNS, DHCP and IP address management and thus facilitates continuous and dynamic network availability for mission-critical business processes. A Trinzic DDI appliance can be used in a standalone configuration or combined with other appliances using our Grid technology to view and manage through a web-based management interface complex networks consisting of thousands of Trinzic appliances and millions of IP addresses.

Trinzic IPAM for Microsoft. Trinzic IPAM for Microsoft provides a single, web-based management interface for the centralized management of Microsoft DNS, DHCP and multiple IP address pools without any installation of software on Microsoft servers. When implemented together with our Trinzic DDI product, Trinzic IPAM for Microsoft permits network-wide management of Infoblox DNS, DHCP and IPAM servers and Microsoft servers from a single point of control.

Trinzic Reporting. Trinzic Reporting may be sold with our Trinzic DDI product at the time of initial deployment or thereafter and leverages Grid. Trinzic Reporting is sold as an appliance and provides long-term reporting, trending, analysis and tracking capabilities to report network utilization, isolate performance problems, implement DHCP and DNS capacity planning and identify security threats. Trinzic Reporting automates time-consuming manual tasks associated with collecting, tabulating and correlating data through our single point of control.

Load Balancer Manager. The Load Balancer Manager with Trinzic DDI enables organizations for the first time to manage all aspects of their DNS infrastructure centrally from a single point of control using automated tools that make network administrators performing global load balancer tasks more efficient, and conform to the organization's existing DNS structure and policies. The Load Balancer Manager is designed to automatically discover the organization's global load balancers and manage them through the Trinzic DDI single point of control. The Load Balancer Manager is sold to existing Trinzic DDI customers that have the F5 Big IP Global Traffic Manager; it is sold on a dedicated Grid appliance or as a software module.

NetMRI Family

We introduced our NetMRI family of products in 2010. The components of our NetMRI family, which can be purchased independently, are NetMRI, Automation Change Manager and Switch Port Manager.

NetMRI. Our NetMRI product automates network change and configuration management processes. NetMRI enables IT organizations to automate time-sensitive network changes, gain visibility into the impact of changes occurring on the network, manage network configurations and meet a variety of compliance requirements for both physical and virtual machines. NetMRI discovers and monitors network infrastructure devices to determine critical network information. It uses this information to analyze network stability, to identify unauthorized devices and to take inventory of network devices for inventory management and/or troubleshooting. Net MRI automates the network compliance process to meet corporate security requirements and provide the necessary information and control for internal and external compliance mandates through built-in authoritative rules, policies and implementation templates. NetMRI also automatically alerts IT personnel in the event of a compliance failure and permits the establishment and deployment with single-click simplicity of specific end customer requirements to support compliance mandates.

Automation Change Manager. Automation Change Manager automates network configuration functions so that end customers can make network changes without manual intervention and in real-time. This allows a network to deliver the on-demand requirements of virtualization and cloud computing. Automation Change Manager may be sold with our Trinzic DDI product at the time of initial deployment or thereafter and is designed to provide tight integration and automation of common network tasks to reduce manual intervention and improve time to value.

Switch Port Manager. Switch Port Manager enables our end customers to identify the number of switch ports, manage them precisely and locate the next available switch port. It helps provide comprehensive views and management of switches with both current and historical IP addresses, MAC addresses, VLAN mappings and network device topology information so that the network administrator can easily track authorized devices and find rogue devices that can pose security risks and create network instability. Switch Port Manager may be sold with our Trinzic DDI product at the time of initial deployment or thereafter and allows automated discovery of network device configuration information used in automation and compliance reporting. When implemented together with our Trinzic DDI product, it combines rich IP address data with detailed network data to provide comprehensive visibility into the network in order to automate vital network functions.

Our Customer Support and Services

Maintenance and Support

Our support organization provides tiered support to our channel partners and end customers 24 hours a day, by email, telephone and the Internet. We provide support through our technical support engineers and through our network of authorized and certified channel partners. We maintain technical support assistance centers in the United States, Belgium, India and Japan. These technical assistance centers provide help desk assistance on product configuration, usage, software maintenance, and problem isolation and resolution. We also provide hardware replacement support via logistics centers located in 19 locations globally. End customers and channel partners have access to our knowledge management, online case management and self-help portal to track and manage their support requests efficiently. End customers that purchase our products must also purchase one-year maintenance and support contracts, which they may, and typically do, elect to renew in subsequent years.

Consulting

Our consulting services assist end customers in planning, designing, implementing, operating and optimizing our solution for their networks. Our consulting engineers work closely with end customers during the planning cycle to bring strategic insight to the development of a solution that is tailored to the end customer's specific requirements. Our consulting engineers assist end customers in making rapid migrations to our solution, identifying and adopting best practices for real-time network infrastructure architecture and instituting processes that can result in faster deployment of applications, servers, network devices and network endpoints. These services include network control architecture consulting, migration planning, implementation, best practice audits, IPv6 and DNS security readiness and compliance policy development.

Training

We provide training services to educate our end customers and channel partners on the implementation, use, functionality and ongoing maintenance of our products. We offer these services through our training organization and also through a global network of authorized and certified training companies. We also have training programs that provide multiple certification tracks for network administrators, engineers, trainers and channel partner personnel.

Technology

Our proprietary technology and system architecture are critical components of our automated network control solution. Their differentiating elements include:

•
Infoblox Grid Scalability. Our solution is based on our Infoblox Grid technology and system architecture. Grid utilizes our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture. The Grid is formed when a collection of physical and virtual appliances are used to collaborate as a single, unified system. This network of appliances is organized into a Grid by designating a Grid Master and Grid Members. The Grid Master is central to the Grid architecture and maintains the accuracy of the network database that is distributed among the other Infoblox appliances, or Grid Members, forming the Grid. Grid Members may or may not be located in the same physical location, as the Grid Master. The end customer may choose Grid Members that are either physical or virtual, integrated within products sold by Cisco and Riverbed or operating in a VMware environment. The Grid Master provides data integrity and ensures that accurate information is distributed among the other Grid Members. Grid enables organizations to easily expand their processing performance and the automation capabilities of their network control environments by efficiently adding new appliances.

•
Multi-Grid Scalability. Our Grid technology permits multiple Grids to be connected, thereby enabling organizations to expand their network control environments even further and to achieve even greater performance and scalability. We refer to this as our Infoblox Multi-Grid Management solution, or Multi-Grid. Multi-Grid allows organizations to control multiple Grid Masters, each of which can control Grid Members with individual policies and configurations. Multi-Grid enables organizations to manage up to 12,500 Grid Members, providing high levels of scalability, performance and availability.

•
High Availability. Our architecture is fault-tolerant and operates despite network faults and other failures to maintain continuous access to networks and applications. Legacy network control processes are often deployed on a single device and utilize technologies that were not designed to be fault tolerant. We have designed our Grid architecture to eliminate a single point of failure through an interconnection between the Grid Master and the Grid Members. Grid employs a distributed set of appliances and a network-wide database, where relevant information is propagated by the Grid Master and shared with Grid Members to ensure availability through redundancy of that information. If a Grid Master fails, then an on-deck Grid Master candidate that has the most current network control database is immediately promoted to replace it. If a Grid Member fails, another Grid Member replaces it and synchronizes with the Grid Master to get the necessary data. If a link between a Grid Member and a Grid Master fails, the Grid Member continues to operate independently, all of the data at the Grid Member are queued until the connection is restored, and then the data are synchronized with the Grid Master.

•
Robust Data Management. Our solution overcomes data management challenges inherent in network automation. Legacy network control approaches utilize different tools and processes to manage different types of data. As a result, legacy network control approaches often result in unsynchronized data, which can cause failures in the network. Furthermore, legacy network control approaches frequently cannot enforce desired constraints on network data across different tools and processes. Our technology for data management maintains synchronization of network control data, such as ensuring that each update to DNS, DHCP and IPAM is complete. In addition, our solution enforces in real-time critical constraints on the data, such as prevention of duplicate IP address assignment.

•
High Performance. Our solution provides high performance and real-time processing of connection protocols, such as DNS and DHCP. We designed our proprietary software to execute network control functions efficiently and to process connection protocols rapidly. Most protocol servers have limited network control performance capabilities because they run full operating systems and are designed to perform a variety of functions in addition to network control. Our approach integrates our distributed database architecture with the dedicated use of general purpose CPUs and memory technologies to provide high performance. Our highest performing appliance, Trinzic 4030, can deliver 1 million DNS queries per second, which we believe is the fastest competitive, commercially-available DNS product on the market.

•
Advanced Automation. Our solution provides dynamic templates and a library of network device configurations and rules that enable organizations to automate network control by reducing data entry and software programming devoted to network control. In addition, our solution allows end customers to collect, record and maintain information about their networks and use that information to automate the configuration of their network infrastructure. As a result, our automation technology reduces the time required for data entry and eliminates many error-prone tasks and manual processes.

•
Integrated Security. We undertake a range of measures to ensure that our solution is secure. Unlike general-purpose protocol servers, our appliances limit and protect against physical access. In addition, our solution prevents root access to the operating system to protect against unauthorized access to system-level files. Our solution allows organizations to secure their network control processes by implementing delegated and role-based administration. Our integrated approach to DNS security protects against hackers who target an organization's protocol server to deny service to devices and applications. In addition, our solution secures communications between the Grid Master and its Grid Members through an encrypted virtual private network tunnel, which reduces Grid's vulnerability to attacks and leads to higher availability and reliability.

Technology Partners

We work with a range of networking and software technology partners in the engineering of our solution and the development of end customer deployments. Our current technology partners are Cisco Systems, Inc., F5 Networks, Inc., Juniper Networks, Inc., Microsoft Corporation, Riverbed Technology, Inc. and VMware, Inc. Our engagements with technology partners range from lead generation and joint sales efforts to joint product development and engineering.

Customers
We sell our automated network control solution primarily through channel partners to end customers of various sizes-from small businesses to large enterprises-and across a broad range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. As of July 31, 2012, we had shipped appliances for deployment to more than 5,900 end customers worldwide. No single end customer or channel partner accounted for more than 10% of our net revenue in 2010, 2011 or 2012.

Sales and Marketing
We sell our products and services primarily through our channel partners, including distributors, integrators, managed service providers and VARs, in the United States and internationally; however, sales to large service providers in North America are made directly by our field sales force. Our channel sales model allows us to leverage our field sales force. Our VARs, distributors and system integrators perform product and service fulfillment. Channel partners also provide various levels of support services required by our end customers. In some cases, we coordinate our marketing efforts and spending with VARs.

Our marketing activities consist primarily of advertising, web marketing, technology conferences, trade shows, seminars and events, public relations, demand generation and direct marketing to build our brand, increase end customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.

Research and Development

We believe our future success depends on our ability to develop new products and features that address the rapidly changing technology needs of our markets. We operate a flexible research and development model that relies upon a combination of in-house staff and offshore contractors to develop and enhance our products cost-effectively. Our in-house and outsourced engineering personnel are responsible for the research, design, development, quality, documentation, support and release of our products. Our primary engineering center is located in Santa Clara, California, with additional groups located in Annapolis, Maryland; Burnaby, Canada; and Paris, France. Our research and development expenses were $18.1 million, $29.6 million and $36.6 million in 2010, 2011 and 2012.

Manufacturing

We design our products and develop our software internally. We subcontract the manufacturing of substantially all of our appliances to Flextronics Telecom Systems, Ltd., an affiliate of Flextronics International Ltd., which purchases components from our approved list of suppliers and builds hardware appliances according to our specifications. We subcontract manufacturing of our Trinzic 4010 and 4030 hardware appliances to a second third-party manufacturer. Our outsourcing activity extends from prototypes to full production and includes activities such as material procurement, implementation of our software, and final assembly and testing. Once the completed products are manufactured and tested, our third-party manufacturers ship them either to our channel partners for delivery and installation or to our end customers for installation.

Although there are multiple sources for most of the component parts of our appliances, our third-party manufacturers currently purchase most components from a single source or, in some cases, limited sources. Generally, neither our third-party manufacturers nor we have a written agreement with any of these component providers to guarantee the supply of the key components used in our products. However, we regularly monitor the supply of components and the availability of qualified and approved alternative sources. We provide forecasts to our third-party manufacturers so that they can purchase key components in advance of their anticipated use, with the objective of maintaining an adequate supply of those components.

Competition

The markets in which we compete are highly competitive and characterized by rapidly changing technology, changing end customer needs, evolving industry standards and frequent introductions of new products and services. We expect competition in these markets to intensify in the future as they expand and as existing competitors and new market entrants introduce new products or enhance existing products.

We primarily compete with large technology companies, such as BMC, EMC, HP and IBM, legacy telecommunication equipment providers, such as Alcatel-Lucent and BT, and specialized technology providers, such as BlueCat Networks, EfficientIP and Nominum. We could also face competition from new market entrants, some of which might be our current technology partners. In addition, we seek to replace legacy network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

The principal competitive factors applicable to our products include:

•	breadth of product offerings and features;

•	reliability;

•	product quality;

•	ease of use;

•	total cost of ownership;

•	performance;

•	scalability;

•	security;

•	flexibility and scalability of deployment;

•	interoperability with other products;

•	ability to be bundled with other vendor offerings; and

•	quality of service, support and fulfillment.

We believe our products compete favorably with respect to these factors.

Intellectual Property

Our success and ability to compete are substantially dependent upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, end customers, VARs, distributors, system integrators and others to protect our intellectual property rights. As of July 31, 2012, we had 19 patents issued in the United States, which expire between October 15, 2018 and December 17, 2028. We also had 27 patent applications pending for examination in the United States and 3 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications.

We also incorporate generally available third-party software in our products pursuant to licenses with third parties. Termination of certain third-party software licenses would require redesign of our products and incorporation of alternative third-party software and technology.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights and may challenge our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. We may initiate claims against third parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. If we fail to protect our intellectual property rights adequately, our competitors could offer similar products, potentially harming our business.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 14 of Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended July 31, 2010, 2011 and 2012 and our total assets as of July 31, 2011 and 2012, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

As of July 31, 2012, we employed 520 people, including 139 in research and development and manufacturing operations, 315 in sales and marketing and customer support, and 66 in general and administrative functions. None of our domestic employees is represented by a labor union. In several foreign jurisdictions, including Canada, France, Belgium, Italy and Spain, our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We also use a significant number of contractors in Belarus, India and Thailand to assist us with product engineering and support. We have not experienced any work stoppages, and we consider our relations with our employees and other personnel to be good.
Executive Officers and Significant Employee of the Registrant

The following sets forth certain information with regard to our executive officers and chief technology officer for 2012, including their ages as of July 31, 2012:

Name	Age	Position
Robert D. Thomas	63	President, Chief Executive Officer and Director
Stuart M. Bailey	41	Chief Technology Officer
Remo E. Canessa	54	Chief Financial Officer
David N. Gee	44	Executive Vice President, Marketing
Wendell Stephen Nye	57	Executive Vice President, Product Strategy and Corporate Development
Sohail M. Parekh	49	Executive Vice President, Engineering
Mark S. Smith	56	Executive Vice President, Worldwide Field Operations

Robert D. Thomas has served as our president and chief executive officer and as a member of our board of directors since September 2004. From October 1998 to April 2004, when it was acquired by Juniper Networks, Inc., he served as president, chief executive officer and a director of NetScreen Technologies, Inc., a network security company. From October 1989 to September 1998, Mr. Thomas served in several roles at Sun Microsystems, Inc., a computer hardware and software company, including general manager of intercontinental operations for its software business, director of international market development, and director of marketing in Australia and New Zealand. Mr. Thomas has also served on the boards of directors of several other private companies. Mr. Thomas holds a B.S. degree in mathematics from Adelaide University in Australia.

Stuart M. Bailey founded our company in 1999, and has served us in various officer capacities since that time, including most recently as chief technology officer. He also served as a member of our board of directors from our inception to April 2012. Prior to founding our company, he served as technical lead for the Laboratory for Advanced Computing/National Center for Data Mining at the University of Illinois at Chicago, where he led teams in developing advanced distributed data architectures. He holds a B.S. degree in computer engineering from the University of Illinois.

Remo E. Canessa has served as our chief financial officer since October 2004. Prior to joining our company, he served as chief financial officer and corporate secretary of NetScreen Technologies, Inc. from July 2001 to April 2004, when it was acquired by Juniper Networks, Inc. From December 1998 to July 2001, Mr. Canessa served as vice president of finance, chief financial officer and treasurer of Bell Microproducts, Inc., a computer equipment distribution company, where he had previously served for five years in various financial capacities. He holds a B.A. degree in economics from the University of California, Berkeley and an M.B.A. from the Santa Clara University and is a certified public accountant.

David N. Gee has served as our executive vice president, marketing since March 2012. Prior to joining our company, Mr. Gee worked at Hewlett-Packard Company, a computer software and information technology company, serving as vice president of the marketing and enterprise for the webOS business unit from February 2011 to March 2012, vice president of world-wide marketing for HP enterprise services from February 2009 to February 2011 and vice president of world-wide marketing for HP software from September 2003 to February 2009. From 2001 to 2003, he served as vice president of portal solutions at Yahoo! Inc., an internet company. From 1999 to 2001, Mr. Gee served as vice president of global iforce programs for Sun Microsystems, Inc., a computer hardware and software company. From 1995 to 1999, he served as director of netgen sales and marketing for IBM, an information technology solutions company. He holds a B.S. degree in marketing from Lancaster University and an M.B.A. from Georgetown University.

Wendell Stephen Nye has served as our executive vice president, product strategy and corporate development since February 2010. From December 2000 to January 2010, he served as vice president and general manager of Cisco Systems, Inc., a networking products company. During the eight years prior to joining Cisco, Mr. Nye served sequentially as president of Network Security Systems, Inc., Equifax National Decision Systems, Atcom/Info and CAIS Software Solutions, Inc. He holds a B.S. degree in geology and an M.B.A. from James Madison University.

Sohail M. Parekh has served as our executive vice president, engineering since January 2010 and served as our vice president, engineering from August 2007 to January 2010. Prior to joining our company, he served as vice president of engineering of Vernier Networks, Inc., a network access control products company, from October 2003 to July 2007, and vice president of engineering of Syndeo Corporation, a communications software company, from 1999 to 2003. From 1999 to 2000, he served as senior development manager at Cisco Systems, Inc. He holds a B.S. degree in electrical engineering from the University of Houston.

Mark S. Smith has served as our executive vice president, worldwide field operations since January 2005. From April 2004 to January 2005, he served as the vice president of enterprise sales of Juniper Networks, Inc., a network equipment company, which he joined following Juniper's acquisition of NetScreen Technologies, Inc., where Mr. Smith served as vice president of worldwide sales from July 1999 to April 2004. From 1996 to July 1999, Mr. Smith served as vice president of worldwide sales at Apptitude, Inc., a computer network management equipment manufacturer. He holds a B.A. degree in political science from Wheaton College.

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no familial relationships among our directors and officers.
Available Information
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.infoblox.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Form 10-K, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Form 10-K before making a decision to invest in our common stock.
Risks Related to Our Business and Industry

We Have a History of Losses, and We May Not Become Profitable or Maintain Profitability.
Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During 2012, we incurred a net loss of $8.2 million. As a result, we had an accumulated deficit of $108.1 million at July 31, 2012. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and as we assume the reporting requirements and compliance obligations of a public company. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:

•	the timing of sales of our products and services, particularly large sales;

•	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

•	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

•	fluctuations in demand for our products and services, including seasonal variations;

•	the timing of the resale of our products sold to distributors, for which we generally recognize revenue upon reported sell-through;

•	the mix of our products and services sold and distribution channels through which our products and services are sold;

•	the timing and success of changes in our product offerings or those of our competitors;

•	changes in our or our competitors' pricing policies or sales terms;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including the costs of our third-party manufacturers;

•	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our inability to complete or integrate efficiently any acquisitions that we may undertake;

•	changes in the regulatory environment for our products domestically and internationally;

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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, in March 2012, we introduced a new series of appliances with greater price/performance and other advantages but lower gross margins compared to our prior generation of appliances, the “A” appliance series. We also invest in the acquisition of products that expand our offerings and help us enter into new growing markets, as we did when we expanded our product line and automation capabilities through our May 2010 acquisition of Netcordia. We often make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to manage successfully the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

Our new products or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	the timeliness of the introduction and delivery of our products or enhancements;

•	our failure or inability to predict changes in our industry or end customers' demands or to design products or enhancements that meet end customers' increasing demands;

•	defects, errors or failures in any of our products or enhancements;

•	the inability of our products and enhancements to interoperate effectively with products from other vendors or to operate successfully in the networks of prospective end customers;

•	negative publicity about the performance or effectiveness of our products or enhancements;

•	reluctance of end customers to purchase products that incorporate elements of open source software;

•	failure of our channel partners to market, support or distribute our products or enhancements effectively; and

•	changes in government or industry standards and criteria.
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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products' sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase automated network control products, such as the solution we sell. End customers often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. The length of our products' sales cycles typically ranges from three to twelve months but can be more than eighteen months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer makes a decision to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer's internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel. Even after an end customer makes a purchase, there may in some cases be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our net revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

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
We also expect increased competition if our market continues to expand. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties that have greater resources available. As a result of these acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete more vigorously or broadly with us. In addition, continued industry consolidation might adversely impact end customers' perceptions of the viability of smaller and even medium-sized networking companies and, consequently, end customers' willingness to purchase from those companies.

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
We place orders with our third-party manufacturers based on our forecasts of our end customers' requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to rush the manufacture and delivery of additional products. If we or our channel partners underestimate end customer demand, we may forego revenue opportunities, lose market share and damage our end customer relationships. Conversely, if we overestimate end customer demand, we may maintain more finished goods or raw materials inventory than we are able to sell when we expect to or at all. If our channel partners overestimate end customer demand, our channel partners may accumulate excess inventory, which could cause a reduction of purchases from us in future quarters. As a result, we could have excess or obsolete inventory, resulting in a decline in its value, which would increase our cost of revenue and reduce our liquidity. Our failure to manage inventory accurately relative to demand would adversely affect our operating results.
We Rely on Our Channel Partners, Including Distributors, Integrators, Managed Service Providers and Value-Added Resellers. A Decrease in Their Sales of Our Products Would Materially and Adversely Affect Our Operating Results.
In 2011 and 2012, a significant majority of our net revenue was generated from sales through our channel partners, including third-party distributors, integrators, managed service providers and value-added resellers, or VARs, that market or sell networking equipment, software and other products and services to end customers. We expect these channel partners to continue to have a similar impact on our net revenue for the foreseeable future, as we invest in and expand our channel relationships, particularly those with large managed service providers. Accordingly, our future growth will depend in part on our channel partners' ability to market and sell our products and services.

In general, our contracts with our channel partners do not contain minimum purchase commitments and allow them to exercise significant discretion regarding the promotion of our products and services, meaning our channel partners could cease to sell our products and services, choose to market, sell and support products and services that are competitive with ours or choose to devote more resources to the marketing, sales and support of those competitive products. As a result, our net revenue would decrease if our competitors were effective in providing incentives to existing and potential channel partners to favor their products over ours or to prevent or reduce sales of our products. Our net revenue might also be negatively affected by our failure to hire and retain sufficient qualified sales personnel internally since our channel partners depend on significant support from our internal sales personnel. Even if our channel partners actively and effectively promote our products and services, there can be no assurance that their efforts will result in growth of our net revenue. In addition, to the extent we fail to attract, train and maintain a sufficient number of high-quality channel partners, our business, operating results and financial condition could be materially and adversely affected. Recruiting and retaining qualified channel partners, particularly large managed service providers, is difficult. Training new channel partners regarding our technology and products requires significant time and resources, and it may take several months or more to achieve significant sales from new channel partners. We may also change our channel distribution model in one or more regions, such as by adding a distribution tier to our sales channel in North America to support our VARs, which change might not improve our channel partners' effectiveness and could result in decreases to our gross margins and declining profitability. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support these channels, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

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
Once our products are deployed within our end customers' networks, our end customers depend on our support organization and our channel partners to resolve any issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.
Claims by Others That We Infringe Their Intellectual Property Rights Could Harm Our Business.
Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or channel partners for which we may be liable. Until December 2011, we were involved in litigation of this kind with BlueCat Networks, Inc. and BlueCat Networks (USA), Inc. (or collectively BlueCat), one of our competitors. While we have settled this dispute and the parties have agreed, among other things, not to commence patent litigation for at least a five-year period, there can be no assurance that future litigation will not be initiated by the parties prior to the end of that period.
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

 Failure to Protect Our Intellectual Property Rights Could Adversely Affect Our Business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. In addition, we might incur significant expenses in defending our intellectual property rights, as we did in our settled patent lawsuits with BlueCat. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.
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
We Rely on a Sole Source Third-Party Manufacturer for Substantially All of Our Products and Depend on it for the Supply and Quality of Our Products.
We outsource the manufacturing of substantially all of our products to Flextronics Telecom Systems, Ltd., an affiliate of Flextronics International Ltd. These arrangements subject us to the risk that the manufacturer does not provide our customers with the quality and performance that they expect or that the manufacturer does not provide us with an adequate supply of products. Our orders typically represent a relatively small percentage of the overall orders received by this manufacturer from its customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We must also accurately predict the number of products that we will require. If we overestimate our requirements, we may incur liabilities for excess inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our manufacturer and suppliers may have inadequate supplies of the materials and components required to produce our products. In addition, we acquire some of our other products and components from sole-source suppliers. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturers' financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our business and operating results.
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

In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. For example, the supplier of a key component included in some of our products was affected by flooding in Thailand in our last fiscal year, which has resulted in a sustained and substantial price increase for this component. We carry very little inventory of our products, and we and our manufacturer rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturer rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturer might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.
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
Our International Sales and Operations Subject Us to Additional Risks That May Materially and Adversely Affect Our Business and Operating Results.
During 2010, 2011 and 2012, 41.0%, 41.5% and 40.6% of our net revenue were derived from customers outside of the United States. During 2012, we experienced relatively slower growth in EMEA as compared to other geographies, and there can be no assurance that this trend will change in the foreseeable future. Sales to these end customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition. For example, fluctuations in the U.S. dollar compared to foreign currencies have significantly affected the cost of our Canadian, Indian and European operations in recent periods, as compared to the corresponding periods in the prior year.
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
We Expect Our Gross Margin to Vary Over Time, and Our Current Level of Gross Margin May Not be Sustainable.
Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in end customer or product and service mix;

•	increased inbound shipping charges;

•	our inability to maintain or reduce the amount we pay our third-party manufacturers;

•	increases in material or labor costs;

•	increased costs of licensing third-party technologies that are used in our products;

•	carrying costs of excess inventory, inventory holding charges and obsolescence charges that may be passed through to us by our third-party manufacturers;

•	changes in our distribution channels or our arrangements with our distributors and VARs;

•	increased warranty and repair costs; and

•	the introduction of new appliance models, which may have lower margins than our existing products.

In this regard, in March 2012, we introduced new, higher performance appliances, which are comprised of more expensive components. We expect the introduction of these new appliances will result in lower gross margins for the foreseeable future and thus impact our operating results.
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

If We are Not Able to Maintain and Enhance Our Brand and Reputation, Our Business and Operating Results May be Harmed in Tangible or Intangible Ways.
We believe that maintaining and enhancing our brand and reputation are critical to our relationships with, and our ability to attract, new end customers, technology partners and employees. The successful promotion of our brand will depend largely upon our ability to continue to develop, offer and maintain high-quality products and services, our marketing and public relations efforts, and our ability to differentiate our products and services successfully from those of our competitors. Our brand promotion activities could involve significant expenditures and may not be successful and may not yield increased revenue. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of products and services in these new areas. If we do not successfully maintain and enhance our brand and reputation, our growth rate may decline, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose end customers or technology partners, all of which would harm our business, operating results and financial condition.
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
Products such as ours frequently contain undetected software or hardware errors, many of which are identified only when our products are first introduced or as new versions are released. We have experienced errors in the past in connection with our products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components. These problems may cause us to incur significant warranty and repair costs, process management costs, and costs associated with remanufacturing our inventory. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
Our Business is Subject to the Risks of Warranty Claims, Product Returns, Product Liability and Product Defects.
Real or perceived errors, failures or bugs in our products could result in claims by customers for losses that they sustain. If customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from customer claims and related liabilities and costs, including indemnification obligations under our agreements with resellers and distributors. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management's time and other resources.

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. To date, we have chosen to avail ourselves of "emerging growth company" status for all purposes other than the adoption of accounting standards and auditor attestation requirements. We could remain an “emerging growth company” for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following July 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We Incur Increased Costs and Demands Upon Management as a Result of Complying With the Laws and Regulations Affecting Public Companies, Which Could Harm Our Operating Results.
As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange, or NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
Beginning with the year ending July 31, 2013, the Sarbanes-Oxley Act will require, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with all applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.
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

Acquisitions and Investments Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.
We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating Netcordia, the Solsoft technology and other acquired businesses and technology has created unforeseen operating difficulties and expenditures as would the integration of any future acquisitions. The areas where we face risks include:

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of product, engineering and sales and marketing functions;

•	transition of the acquired company's operations, users and end customers onto our existing platforms;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company's accounting, management information, human resources and other administrative systems;

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
Our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. We also have significant testing and support facilities in India, a region known for typhoons, floods and other natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a channel partner or supplier is located could have a material adverse impact on our business, operating results and financial condition. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers' businesses, national economies or the world economy as a whole. We also rely on IT systems to communicate among our workforce located worldwide and, in particular, our research and development activities that are coordinated between our corporate headquarters in the San Francisco Bay Area and our operations in other states and countries. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions or terrorism, could delay our research and development efforts. To the extent that these disruptions result in delays or cancellations of customer orders or delays in our research and development efforts or the deployment of our products, our business and operating results would be materially and adversely affected.

System Security Risks, Data Protection Breaches, Cyber-attacks and Systems Integration Issues Could Disrupt Our Internal Operations, and Any Such Disruption Could Reduce Our Expected Revenue, Increase Our Expenses, Damage Our Reputation and Adversely Affect Our Stock Price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that could impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business in the "cloud." Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, including the potential loss or disclosure of that information or data as a result of fraud, trickery or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Any disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect our financial results, stock price and reputation.
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
From time to time, we have released, or may continue to release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;

•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any major change in our management;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular companies' securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
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
As of July 31, 2012, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially owned approximately 56.8% of our outstanding common stock. These stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our Stock Price Could Decline As a Result of the Large Number of Outstanding Shares of Our Common Stock Eligible For Future Sale.
As of July 31, 2012, we had 45,737,770 shares of our common stock outstanding. Approximately 37.1 million shares are currently restricted as a result of market stand-off agreements and will become sellable in mid-October 2012, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of these restricted securities in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our current headquarters, consisting of approximately 63,000 square feet of space in Santa Clara, California, is leased through March 2013. On May 25, 2012, we entered into a new lease agreement, pursuant to which we will lease an office space located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years commencing on February 2013. This new office building will house our new corporate headquarters, which we expect to begin occupying in February 2013.

We also lease approximately 15,000 square feet of space for development activities in Annapolis, Maryland under a lease that expires in June 2017. We lease additional facilities for development activities in Burnaby, Canada and Paris, France. In addition, we lease marketing and sales support offices in Antwerp, Belgium and Tokyo, Japan.

We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the trading symbol “BLOX” since April 20, 2012. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at $16.00 per share on April 19, 2012. The following table sets forth the high and low per share prices for our common stock as reported on the New York Stock Exchange:

	Low	High
Fiscal 2012:
Fourth quarter	$17.48	$22.93
Third quarter	$20.10	$21.30
Second quarter	$—	$—
First quarter	$—	$—

Holders of Common Equity

As of August 31, 2012, there were approximately 504 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition.

Performance Measurement Comparison of Shareholder Return
The following graph shows a comparison from April 20, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through July 31, 2012 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the NYSE Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance.

	April 20, 2012	May 31, 2012	June 30, 2012	July 31, 2012
Infoblox Inc.	$100.00	$92.91	$107.65	$98.64
NYSE Composite	$100.00	$93.46	$97.88	$98.80
NYSE Arca Tech 100	$100.00	$93.57	$96.94	$98.18
The information on the above graph shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the Securities and Exchange Commission, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On April 19, 2012, the SEC declared effective our registration statement on Form S-1 registration statement on Form S-1 (File No. 333-178925) in connection with our IPO, which closed on April 25, 2012. We received net proceeds of approximately $98.2 million from the offering. Based on our current cash and cash equivalents balance together with cash generated from operations, we do not expect that we will have to utilize any of the net proceeds to fund our operations during the next 12 months. We anticipate that we will use the net proceeds from the offering for working capital and other general corporate purposes, which may include investments in, or acquisitions of complementary businesses, products, services, technologies or other assets, although we have no present commitments or agreements to enter into any material acquisitions or investments.

Pending these uses, we intend to invest the net proceeds in short-term, investment-grade interest-bearing securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of our common stock were repurchased during the fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended July 31, 2012, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year Ended July 31,
	2008 (1)	2009 (2)	2010 (3)	2011 (4)	2012 (5)
	(In thousands, except per-share amounts)

Net revenue	$56,026	$61,713	$102,168	$132,835	$169,246
Cost of revenue	15,220	15,156	21,953	28,839	37,120
Gross profit	40,806	46,557	80,215	103,996	132,126
Operating expenses	51,453	56,634	71,859	107,826	138,646
Income (loss) from operations	(10,647)	(10,077)	8,356	(3,830)	(6,520)
Income (loss) before provision for income taxes	(10,496)	(10,140)	7,999	(4,520)	(7,466)
Provision for income taxes	168	276	1,011	802	744
Net income (loss)	$(10,664)	$(10,416)	$6,988	$(5,322)	$(8,210)
Net income (loss) attributable to common stockholders (6):
Basic	$(10,664)	$(10,416)	$101	$(5,322)	$(8,210)
Diluted	$(10,664)	$(10,416)	$124	$(5,322)	$(8,210)
Net income (loss) per share attributable to common stockholders - basic and diluted (6):	$(1.76)	$(1.50)	$0.01	$(0.54)	$(0.40)
Weighted-average shares used in computing net income (loss) per-share attributable to common stockholders (6):
Basic	6,044	6,966	7,768	9,933	20,563
Diluted	6,044	6,966	10,281	9,933	20,563

(1) Includes certain significant pre-tax items, such as stock-based compensation of $1.1 million, and intangible asset amortization expense of $0.3 million.
(2) Includes certain significant pre-tax items, such as stock-based compensation of $1.5 million, and intangible asset amortization expense of $0.3 million.
(3) Includes certain significant pre-tax items, such as stock-based compensation of $2.7 million, and intangible asset amortization expense of $1.0 million.
(4) Includes certain significant pre-tax items, such as stock-based compensation of $5.1 million, and intangible asset amortization expense of $3.3 million.
(5) Includes certain significant pre-tax items, such as stock-based compensation of $10.7 million, and intangible asset amortization expense of $2.9 million.
(6) Please see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the explanation of the calculations of our basic and diluted net income (loss) per share attributable to common stockholders.

Consolidated Balance Sheet Data

	As of July 31
	2008	2009	2010	2011	2012
	(In thousands)

Cash and cash equivalents	$11,132	$12,248	$27,390	$42,207	$156,613
Working capital (deficit)	$(5,571)	$(11,872)	$4,158	$9,256	$113,642
Total assets	$26,791	$26,365	$91,204	$120,017	$242,983
Deferred revenue, net - current and long-term	$25,426	$35,017	$42,749	$61,999	$76,667
Convertible preferred stock	$77,916	$77,916	$107,506	$107,506	$—
Stockholders’ equity (deficit)	$(85,838)	$(94,355)	$(69,999)	$(69,032)	$142,075

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (“Report”), including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 1, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, and our “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

Business Overview
We are a leader in automated network control and provide an appliance-based solution that enables dynamic networks and next-generation data centers. Our solution combines real-time IP address management with the automation of key network control and network change and configuration management processes in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. Our solution enables our end customers to create dynamic networks, address burgeoning growth in the number of network-connected devices and applications, manage complex networks efficiently and capture more fully the value from virtualization and cloud computing. Our physical appliances are built by third-party manufacturers and primarily utilize readily available components. Our virtual appliances are designed to approximate their physical counterparts in functionality, scalability and performance and currently operate in VMware virtual environments and are integrated within certain Cisco and Riverbed products.

We were founded in 1999 and, since that time, have expended more than $205.0 million in creating a solution that combines real-time IP address management with the automation of key network control and network change and configuration management processes. In 2001, after two years of research and development, we launched an integrated DNS and DHCP appliance. In 2005, we introduced, across all of our products, our proprietary Grid technology, which utilizes our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture. One year later, we introduced real-time IP address management across all of our products to enhance further our network control offerings. In May 2010, we acquired Netcordia, Inc., an early stage company, whose network change and configuration management products and technologies we integrated with our product offerings to provide an integrated automated network control solution. This solution enables dynamic networks that are scalable and efficient, and require less administration. It includes a broad suite of purpose-built physical and virtual appliances and integrated, proprietary software that provides a range of scaling and performance capabilities. In March 2012, we launched our Trinzic™ series of appliances and experienced strong demand for these appliances. In future quarters, we expect our product sales mix to consist primarily of these higher-cost appliances and, therefore, our total gross margin to decline as compared to 2012. Our physical appliances are built by third-party manufacturers and primarily utilize readily available components. Our virtual appliances are designed to approximate their physical counterparts in functionality, scalability and performance and currently operate in VMware virtual environments and are integrated within certain Cisco and Riverbed products.

We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. In 2010, 2011 and 2012, services revenue was 35.5%, 39.6% and 43.9% of our net revenue in the respective years. We measure renewal rates for our maintenance and support contracts on a cumulative basis by dividing the cumulative dollar value of amounts invoiced for renewal of contracts expiring in a given period by the aggregate dollar value of all contracts expiring in that period. Our cumulative renewal rate for each of our fiscal years 2010 and 2011, was approximately 90%. Our cumulative renewal rate to date for 2012 was approximately 83% as of July 31, 2012 and we expect customary trailing renewals to increase that rate to historical levels. The cumulative renewal rate of maintenance and support contracts by our existing end customers has remained relatively stable. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase; however, we expect the renewal rate of maintenance and support contracts by existing end customers to remain relatively level.

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

We have more than 5,900 end customers worldwide. Our sales are in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). We have experienced rapid growth in recent periods, particularly in the Americas. During 2011, 62.3% of our net revenue was generated from the Americas, 26.5% from EMEA, and 11.2% from APAC. During 2012, 64.2% of our net revenue was generated from the Americas, 24.0% from EMEA, and 11.8% from APAC. Our net revenue increased from $102.2 million in 2010 to $169.2 million in 2012, representing a compounded annual growth rate of 28.7%, and our cash flows from operating activities increased from $15.3 million to $21.4 million over that same period. In 2010, we had net income of $7.0 million. In 2011 and 2012, we had net losses of $5.3 million and $8.2 million. As of July 31, 2012, we had an accumulated deficit of $108.1 million.

Factors Affecting Our Financial Performance

Increasing Complexity of Networks

We believe that the increasing complexity of networks is straining legacy approaches to network control. Networks are becoming more complex for a variety of reasons, including increasing numbers of connected devices and applications, expanding use of technologies, such as virtualization and cloud computing, and adoption of IPv6. We believe that automated network control solutions will continue to replace legacy approaches to network control as organizations pursue business imperatives that increasingly rely on dynamic networks. Our business and operating results will be significantly affected by the speed with which organizations implement technologies requiring dynamic networks and transition to automated network control.

Adding New End Customers

We believe that the automated network control market is underpenetrated. We intend to target new end customers by continuing to invest in our field sales force, extending our relationships with channel partners and leveraging managed service providers. Our business and operating results will depend on our ability to add new end customers continually.

Up-Selling to Growing End Customer Base

We expect that a substantial portion of our future sales will be follow-on sales to existing end customers. One of our sales strategies is to target end customers with initial deployments of our solution so that they can begin to experience the operational and economic benefits of that solution, thereby building internal support for expanded future deployments. Our business and operating results will depend on our ability to sell additional products to our growing base of end customers.

Selling Robust Configurations

Our operating results have been, and we believe will continue to be, affected by our ability to sell more complex and higher-performance configurations of our product solutions, which generally result in higher value per product sold. In the recent past, we have been able to increase our revenue, in part, because we have been able to sell higher-priced solutions to our end customers. Our ability to sustain our revenue growth will depend, in part, upon our continued sales of more robust configurations of our product solutions, and quarterly operating results can be significantly impacted by the mix of product solution configurations sold during the period.

Leveraging Channel Partners

We expect to continue to derive a substantial majority of our sales through our channel partners. Our channel partners will play a significant role in our growth as they develop new end customers and expand our sales to existing end customers. We plan to continue to invest in our network of channel partners to empower them to reach new end customers more effectively, increase sales to existing end customers and provide services and support effectively. We believe that increasing channel leverage will extend and improve our engagement with end customers, while reducing our sales and support costs as a percentage of net revenue. Our business and operating results will be materially affected by our success in leveraging our channel partners.

Investing for Growth

We believe that the market for automated network control is still in its infancy, and our intention is to continue to invest for long-term growth. We expect to continue to expand our field sales force, our channel and technology partnerships and our programs to market our solutions. In addition, we expect to continue to invest in research and development and selective acquisitions in order to expand the capabilities of our solutions. We expect that our operating results will be impacted by the timing and size of these investments and that we will continue to incur net losses over the next few quarters.

Key Metrics of Our Business

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key financial metrics include the following:

	Year Ended July 31,
	2010	2011	2012
	(Dollars in thousands)

Net revenue	$102,168	$132,835	$169,246
Deferred revenue, net (end of year)	$42,749	$61,999	$76,667
Change in deferred revenue, net	$7,732	$19,250	$14,668
Gross margin	78.5%	78.3%	78.1%
Income (loss) from operations	$8,356	$(3,830)	$(6,520)
Operating margin	8.2%	(2.9%)	(3.9%)
Net cash provided by operating activities	$15,283	$21,502	$21,384

Net Revenue. We monitor our net revenue to assess the acceptance of our products by our end customers and our growth in the markets we serve. We discuss our net revenue further below under “—Results of Operations.”

Deferred Revenue, Net. Our deferred revenue, net consists of amounts that have been invoiced but that have not yet been recognized as revenue, less the related cost of revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from maintenance and support contracts. We also generally defer revenue on sales of products to a distributor until that distributor reports to us that it has sold the product to an end customer. We monitor our deferred revenue balance because it represents a significant portion of the revenue that we will recognize in future periods. We also assess the change in our deferred revenue balance, which taken together with net revenue is an indication of sales activity in a given period.

Gross Margin. We monitor our gross margin to assess the impact on our current and forecasted financial results of any changes to the pricing and mix of products that we are selling to our end customers. We discuss our gross margin further below under “—Results of Operations.”

Income (Loss) From Operations and Operating Margin. We monitor our income (loss) from operations and operating margin to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount. We discuss our operating expenses further below under “—Results of Operations.”

Net Cash Provided By Operating Activities. We monitor cash flow provided by operations as a measure of our overall business performance. Our cash provided by operating activities is driven primarily by sales of our products and licenses and, to a lesser extent, by up-front payments from end customers under maintenance and support contracts. Our primary uses of cash in operating activities are for personnel-related expenditures, costs of acquiring the hardware for our appliances, marketing and promotional expenses and costs related to our facilities. Monitoring cash provided by operating activities enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation, thereby allowing us to better understand and manage the cash needs of our business. We discuss the components of cash provided by operating activities further below under “—Liquidity and Capital Resources.”

Summary of Acquisitions
We have undertaken a number of strategic acquisitions to broaden our technology portfolio and expand our product offerings. In May 2010, we acquired Netcordia, Inc., in exchange for our capital stock and warrants to purchase our capital stock, together valued at $43.5 million. In addition, since 2007 we have made three other acquisitions of technology or patents for an aggregate amount of $4.6 million in cash and stock.
The intangible assets acquired in these transactions are being amortized over their estimated useful lives, resulting in intangible asset amortization expense of $1.0 million in 2010, $3.3 million in 2011 and $2.9 million in 2012. We expect that, as a result of these acquisitions, we will continue to have significant intangible asset amortization expense in future periods. Also, as a result of these acquisitions, we have recorded goodwill of $32.7 million on our balance sheet. If some or all of the value of this goodwill becomes impaired in the future, we would be required to record the diminution in value of goodwill as an expense in our consolidated statement of operations. In addition, the convertible preferred stock warrants issued in connection with the Netcordia acquisition were classified as a liability on our consolidated balance sheets and, as such, were re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in other expense, net.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross profit and gross margin, non-GAAP income from operations and operating margin and non-GAAP net income and non-GAAP diluted net income per share. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.
Our non-GAAP financial measures are described as follows:
Non-GAAP gross profit and gross margin. Non-GAAP gross profit is gross profit as reported on our consolidated statements of operations, excluding the impact of stock-based compensation and intangible asset amortization expense. Non-GAAP gross margin is non-GAAP gross profit divided by net revenue.
Non-GAAP income from operations and operating margin. Non-GAAP income from operations is income (loss) from operations as reported on our consolidated statements of operations, excluding the impact of stock-based compensation and intangible asset amortization expense. Non-GAAP operating margin is non-GAAP operating income divided by net revenue.
Non-GAAP net income and earnings per share ("EPS"). Non-GAAP net income is net income (loss) as reported on our consolidated statements of operations, excluding the impact of stock-based compensation and intangible asset amortization expense. Non-GAAP EPS is non-GAAP net income divided by non-GAAP diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding was computed to give effect to the conversion of all outstanding convertible preferred stock including the exercise of related preferred stock warrants and the exercise of certain common stock warrants which occurred upon the closing of our IPO on April 25, 2012, as if conversion or exercise had occurred at the beginning of the period of issuance.

The following table reconciles GAAP gross profit and margin and GAAP income (loss) from operations and operating margin as reported on our consolidated statements of operations to non-GAAP gross profit and margin and non-GAAP income from operations and operating margin.

	Year Ended July 31,
	2010	2011	2012
	(Dollars in thousands)
Gross Profit Reconciliation:
GAAP gross profit	$80,215	$103,996	$132,126
Stock-based compensation	146	283	700
Intangible asset amortization expense	440	1,059	1,302
Non-GAAP gross profit	$80,801	$105,338	$134,128
Gross Margin Reconciliation:
GAAP gross margin	78.5%	78.3%	78.1%
Stock-based compensation	0.2%	0.2%	0.4%
Intangible asset amortization expense	0.4%	0.8%	0.8%
Non-GAAP gross margin	79.1%	79.3%	79.3%
Income from Operations Reconciliation:
GAAP income (loss) from operations	$8,356	$(3,830)	$(6,520)
Stock-based compensation	2,688	5,133	10,652
Amortization of intangible assets	993	3,302	2,862
Non-GAAP income from operations	$12,037	$4,605	$6,994
Operating Margin Reconciliation:
GAAP operating margin	8.2%	(2.9%)	(3.9%)
Stock based compensation	2.6%	3.9%	6.3%
Intangible asset amortization expense	1.0%	2.5%	1.7%
Non-GAAP operating margin	11.8%	3.5%	4.1%

The following table reconciles GAAP net income (loss) and weighted-average shares outstanding used in calculating GAAP net income (loss) per share to non-GAAP net income and weighted-average shares outstanding used in calculating non-GAAP diluted EPS.

	Year Ended July 31,
	2010	2011	2012
	(In thousands, except per share amounts)
Net Income Reconciliation:
GAAP net income (loss)	$6,988	$(5,322)	$(8,210)
Stock-based compensation	2,688	5,133	10,652
Intangible asset amortization expense	993	3,302	2,862
Non-GAAP net income	$10,669	$3,113	$5,304

Non-GAAP EPS	$0.31	$0.07	$0.12
Shares used in Calculating non-GAAP Diluted Net Income per Share Reconciliation:
Weighted-average shares outstanding used in calculating GAAP diluted net income per share	7,768	9,933	20,563
Additional dilutive securities for non-GAAP income	2,430	4,431	5,176
Conversion of convertible preferred stock and other upon IPO	23,984	27,201	19,837
Weighted-average shares outstanding used in calculating non-GAAP EPS	34,182	41,565	45,576
We use these non-GAAP financial measures internally in analyzing our financial results and believe they are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance, as they help illustrate underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in these non-GAAP financial measures. Furthermore, we use these measures to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.
These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation and intangible asset amortization expense. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ compensation that affects their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents under “Results of Operations” below.

Basis of Presentation

Net Revenue

We derive our net revenue from sales and licensing of our products and sales of our services. Our net revenue is comprised of the following:

Products and Licenses Revenue. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical appliances and on virtualized appliances for third-party platforms. As a percentage of net revenue, we expect our products and licenses revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, seasonal and cyclical factors and the impact of significant transactions with unique terms and conditions that may require deferral of revenue. In addition, a significant portion of our product sales is to distributors where revenue recognition is generally determined upon their sell-through to resellers or, if there is no reseller, end customers.

Services Revenue. We generate services revenue from sales of maintenance and support, training and consulting. We generate maintenance and support revenue from sales of technical support services contracts, which are bundled with sales of appliances and add-on software modules, and subsequent renewals of those contracts. We offer maintenance and support services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize maintenance and support revenue over the duration of the contract; as a result, the impact on services revenue will lag any shift in products and licenses revenue. Training revenue consists of fees that we earn from training end customers and channel partners on the use of our products. Consulting revenue consists of fees that we earn related to installation, implementation, data migration and other services we provide to our end customers in conjunction with the deployment of our products. In absolute dollars, we expect our services revenue to increase as we renew existing maintenance and support contracts and expand our end customer base.

Cost of Revenue

Our cost of revenue is comprised of the following:

Cost of Products and Licenses Revenue. Cost of products and licenses revenue is comprised primarily of the cost of third-party hardware manufacturing services. Our cost of products and licenses revenue also includes personnel costs, intangible asset amortization expense, shipping costs, an allocated portion of facility and IT costs, warranty expenses and royalty fees. Cost of products and licenses revenue as a percentage of net revenue has been and will continue to be affected by a variety of factors, including the sales prices of our products, manufacturing costs, the mix of products sold and any excess inventory write-offs. We believe our cost of products and licenses revenue as a percentage of net revenue for the coming quarters will increase compared to that incurred in prior years as a result of the March 2012 introduction of new, higher performance appliances, which are comprised of more expensive components. We expect the introduction of these new appliances will result in lower gross margins for the foreseeable future and thus impact our operating results.

Cost of Services Revenue. Cost of services revenue is comprised primarily of personnel costs for our technical support, training and consulting teams. Cost of services revenue also includes the costs of refurbished inventory used to provide hardware replacements to end customers under maintenance and support contracts and an allocated portion of facility and IT costs. We expect cost of services revenue to increase in absolute dollars as we increase our headcount in order to support our growing end customer base. Generally, services revenue has lower margins than products and licenses revenue; thus, expansion of our services organization could reduce our overall gross margin if our products and licenses revenue were not to increase commensurately.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business and due to the increase in stock-based compensation as a result of the adoption of our employee stock purchase plan ("ESPP") late in the third quarter of 2012. We also expect our operating expenses to increase in absolute dollars due to our corporate headquarters relocation, which will take place in second quarter of 2013.

Research and Development Expenses. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development. A majority of our research and development expenses are comprised of personnel costs, with the remainder being third-party engineering and development support costs, an allocated portion of facility and IT costs and depreciation. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to enhance our existing products and develop new products.

Sales and Marketing Expenses. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, including commissions and travel expenses. Sales and marketing expenses also include costs related to marketing and promotional activities, with the remainder being an allocated portion of facility and IT costs and depreciation and intangible asset amortization expense. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide and expand our marketing programs and relationships with current and future channel partners and end customers.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs and, to a lesser extent, professional fees, an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars to support our growing infrastructure needs and as we assume the reporting requirements and compliance obligations of a public company.

Other Expense, Net

Other expense, net is comprised of the following items:

Interest Income, Net. Interest income, net consists primarily of interest income earned on our cash and cash equivalents balances. Interest income varies each reporting period based on our average cash and cash equivalents balances during the period and market interest rates.

Other Expense, Net. Other expense, net consists primarily of foreign currency exchange gains and losses and fair value adjustments related to warrants to purchase our convertible preferred stock. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Our convertible preferred stock warrants were classified as a liability on our 2011 consolidated balance sheet and, as such, were re-measured to fair value at the balance sheet date, with the corresponding loss from the adjustment recorded in other expense, net. Concurrent with the closing of our IPO in April 2012, all outstanding convertible preferred stock warrants automatically converted to common stock warrants. At that time, the fair value of our convertible preferred stock warrant liability ($0.8 million) was reclassified to additional paid-in capital.

Provision for Income Taxes

We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Our tax expense to date is primarily comprised of current state taxes and foreign income taxes.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more-likely-than-not to realize.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest those earnings indefinitely outside the United States.

RESULTS OF OPERATIONS

The following tables provide consolidated statements of operations data in dollars and as a percentage of our net revenue. We have derived the data for our years ended July 31, 2010, 2011 and 2012 from our audited consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2010	2011	2012
	(In thousands)
Net revenue:
Products and licenses	$65,849	$80,274	$95,012
Services	36,319	52,561	74,234
Total net revenue	102,168	132,835	169,246
Cost of revenue (1):
Products and licenses (1)	13,770	16,652	21,778
Services	8,183	12,187	15,342
Total cost of revenue	21,953	28,839	37,120
Gross profit	80,215	103,996	132,126
Operating expenses:
Research and development (1)	18,066	29,605	36,624
Sales and marketing (1)(2)	45,413	67,390	86,474
General and administrative (1)	8,380	10,831	15,548
Total operating expenses	71,859	107,826	138,646
Income (loss) from operations	8,356	(3,830)	(6,520)
Other expense, net	(357)	(690)	(946)
Income (loss) before provision for income taxes	7,999	(4,520)	(7,466)
Provision for income taxes	1,011	802	744
Net income (loss)	$6,988	$(5,322)	$(8,210)

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2010	2011	2012
	(As a % of net revenue)
Net revenue:
Products and licenses	64.5%	60.4%	56.1%
Services	35.5	39.6	43.9
Total net revenue	100.0	100.0	100.0
Cost of revenue (1):
Products and licenses (2)	13.5	12.5	12.9
Services	8.0	9.2	9.0
Total cost of revenue	21.5	21.7	21.9
Gross profit	78.5	78.3	78.1
Operating expenses:
Research and development (1)	17.7	22.3	21.7
Sales and marketing (1)(2)	44.4	50.7	51.1
General and administrative (1)	8.2	8.2	9.2
Total operating expenses	70.3	81.2	82.0
Income (loss) from operations	8.2	(2.9)	(3.9)
Other expense, net	(0.4)	(0.5)	(0.6)
Income (loss) before provision for income taxes	7.8	(3.4)	(4.5)
Provision for income taxes	1.0	0.6	0.4
Net income (loss)	6.8%	(4.0%)	(4.9%)

(1) Results above include stock-based compensation as follows:

	Year Ended July 31,
	2010	2011	2012
	(In thousands)
Cost of revenue	$146	$283	$700
Research and development	580	1,126	2,363
Sales and marketing	1,311	2,546	5,409
General and administrative	651	1,178	2,180
Total stock-based compensation	$2,688	$5,133	$10,652

(2) Results above include intangible asset amortization expense as follows:

	Year Ended July 31,
	2010	2011	2012
	(In thousands)
Cost of products and licenses revenue	$440	$1,059	$1,302
Sales and marketing	553	2,243	1,560
Total intangible asset amortization expense	$993	$3,302	$2,862

Results of Operations for the Years Ended July 31, 2010, 2011 and 2012

Net Revenue

The following table presents our net revenue for the years indicated and related changes from the prior years:

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2010	2011	$	%	2011	2012	$	%
	(Dollars in thousands)
Products and licenses	$65,849	$80,274	$14,425	21.9%	$80,274	$95,012	$14,738	18.4%
Services	36,319	52,561	16,242	44.7%	52,561	74,234	21,673	41.2%
Total net revenue	$102,168	$132,835	$30,667	30.0%	$132,835	$169,246	$36,411	27.4%

2011 Compared to 2012. Our net revenue increased by $36.4 million, or 27.4%, to $169.2 million in 2012 from $132.8 million in 2011.

Products and licenses revenue increased by $14.7 million, or 18.4%, to $95.0 million in 2012 from $80.3 million in 2011 primarily due to an increase in average selling prices and, to a lesser extent, higher unit sales. The increase in average selling prices was driven by increased sales of more complex and higher performance configurations of our product solutions, particularly during the second half of the year, which was augmented by the introduction of new, higher performance products in March 2012.

Services revenue increased by $21.7 million, or 41.2%, to $74.2 million in 2012 from $52.6 million in 2011 due to the growth in our customer base which increased the number of maintenance and support contracts together with the strength of our maintenance and support renewal business.

2010 Compared to 2011. Our net revenue increased by $30.7 million, or 30.0%, to $132.8 million in 2011 from $102.2 million in 2010.

Products and licenses revenue increased by $14.4 million, or 21.9%, to $80.3 million in 2011 from $65.8 million in 2010. The change was due primarily to higher unit sales and, to a lesser extent, an increase in average selling prices. In addition, 2011 results include incremental revenue of $4.7 million related to sales of NetMRI products as a result of the acquisition of Netcordia. Products and licenses revenue in 2010 included the recognition of $6.9 million of revenue from products sold in 2009 for which revenue was required to be deferred. Revenue on these sales was deferred because of the early announcement of features that were to be provided as a free enhancement to end customers that had maintenance and support contracts.

Services revenue increased by $16.2 million, or 44.7%, to $52.6 million in 2011 from $36.3 million in 2010. The change was primarily attributable to the increase in product sales in 2011, which resulted in a corresponding increase in the number of maintenance and support contracts.

Gross Profit

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2010	2011	$	%	2011	2012	$	%
	(Dollars in thousands)
Products and licenses gross profit	$52,079	$63,622	$11,543		$63,622	$73,234	$9,612
Products and licenses gross margin	79.1%	79.3%		0.2%	79.3%	77.1%		(2.2%)
Services gross profit	$28,136	$40,374	$12,238		$40,374	$58,892	$18,518
Services gross margin	77.5%	76.8%		(0.7%)	76.8%	79.3%		2.5%
Total gross profit	$80,215	$103,996	$23,781		$103,996	$132,126	$28,130
Total gross margin	78.5%	78.3%		(0.2%)	78.3%	78.1%		(0.2%)

2011 Compared to 2012. Total gross margin declined slightly to 78.1% in 2012 from 78.3% in 2011. Products and licenses gross margin decreased by 2.2 percentage points from 79.3% in 2011 to 77.1% in 2012 primarily due to higher cost of sales associated with our Trinzic products introduced in March 2012. In addition, we recognized a $0.4 million charge in 2012 related to non-cancelable purchase commitments to our contract manufacturer for inventory that we deemed as excess and obsolete and we incurred higher intangible asset amortization expense associated with our acquired intangible assets. Services gross margin increased by 2.5 percentage points from 76.8% in 2011 to 79.3% in 2012, which was principally the result of personnel costs growing more slowly than services revenue.

2010 Compared to 2011. Total gross margin decreased slightly from 78.5% in 2010 to 78.3% in 2011 as the increase in products and licenses gross margin was more than offset by the decrease in services gross margin. The 0.2 percentage point increase in products and licenses gross margin was primarily due to higher sales of lower cost virtual products partially offset by an increase in intangible asset amortization expense associated with our Netcordia acquisition and our 2011 asset acquisitions. The 0.7 percentage point decrease in services gross margin was principally the result of an increase in headcount, primarily in our technical support and consulting teams.

Operating Expenses

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2010	2011	$	%	2011	2012	$	%
	(Dollars in thousands)
Research and development	$18,066	$29,605	$11,539	63.9%	$29,605	$36,624	$7,019	23.7%
Sales and marketing	45,413	67,390	21,977	48.4%	67,390	86,474	19,084	28.3%
General and administrative	8,380	10,831	2,451	29.2%	10,831	15,548	4,717	43.6%
Total operating expenses	$71,859	$107,826	$35,967	50.1%	$107,826	$138,646	$30,820	28.6%

2011 Compared to 2012.

Research and Development Expenses

Research and development expenses increased by $7.0 million, or 23.7%, to $36.6 million in 2012 from $29.6 million in 2011. The change was primarily attributable to a $4.7 million increase in personnel costs, including the full year effect of employees hired late in 2011. This increase included a $1.2 million increase in stock-based compensation due to the adoption our ESPP in April 2012. There was also a $1.2 million increase in facility and information and technology related expenses and a $0.8 million increase in the cost of third-party engineering and development services.

Sales and Marketing Expenses

Sales and marketing expenses increased by $19.1 million, or 28.3%, to $86.5 million in 2012 from $67.4 million in 2011. The change was primarily related to a $14.6 million increase in personnel costs, including the full year effect of employees hired late in 2011 and higher sales commissions. This increase included $2.9 million increase in stock-based compensation mainly due to the adoption of our ESPP in April 2012. There was also a $2.3 million increase in marketing and product promotional related expenses as we increased our participation in marketing events with technology partners, a $1.8 million increase in facility and information and technology related expenses and a $1.0 million increase in the cost of outsourced sales and marketing services.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million, or 43.6%, to $15.5 million in 2012 from $10.8 million in 2011. The change was principally attributable to a $3.7 million increase in personnel costs, including the full year effect of employees hired late in 2011. This increase included a $1.0 million increase in stock-based compensation mainly due to the adoption of our ESPP in April 2012. In addition, there was a $1.0 million increase in professional legal, accounting and advisory services associated with our organizational growth and preparations for operations as a public company.

2010 Compared to 2011.

Research and Development Expenses

Research and development expenses increased by $11.5 million, or 63.9%, to $29.6 million in 2011 from $18.1 million in 2010. The change was primarily attributable to a $6.1 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation, resulting from increased headcount as we focused our efforts on the development of additional functionality for our existing products and new product development. The change was also due to a $3.6 million increase in the cost of third-party engineering and development services resulting from our expanding use of those services to support our growing product development activities and a $1.3 million increase in facility and IT expense allocations.

     Sales and Marketing Expenses

Sales and marketing expenses increased by $22.0 million, or 48.4%, to $67.4 million in 2011 from $45.4 million in 2010. The change was primarily attributable to a $15.2 million increase in personnel costs, which includes a $2.4 million increase in commissions resulting from increased sales in 2011, a $2.2 million increase in travel-related costs and a $1.2 million increase in stock-based compensation. The change was also attributable to a $1.9 million increase in facility and IT expense allocations, a $1.7 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners and a $1.7 million increase in intangible asset amortization expense.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 29.2%, to $10.8 million in 2011 from $8.4 million in 2010. The change was primarily attributable to a $1.2 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation, and a $1.1 million increase in professional fees, principally legal and accounting fees relating to an acquisition and our preparation for our IPO.

Other Expense, Net

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2010	2011	$	%	2011	2012	$	%
	(Dollars in thousands)
Other expense, net	$(357)	$(690)	$(333)	93.3%	$(690)	$(946)	$(256)	37.1%

2011 Compared to 2012. Other expense, net increased by $0.3 million from 2011 to 2012 primarily due to the $0.3 million increase in the loss recognized from the revaluation of the convertible preferred stock warrant liability.

2010 Compared to 2011. Other expense, net increased by $0.3 million from 2010 to 2011 primarily due to a $0.2 million increase in foreign currency exchange losses and a $0.1 million loss from the revaluation of the convertible preferred stock warrant liability.

Provision for income taxes

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2010	2011	$	%	2011	2012	$	%
	(Dollars in thousands)
Provision for income taxes	$1,011	$802	$(209)	(20.7%)	$802	$744	$(58)	(7.2%)

2011 Compared to 2012. Our provision for income taxes in 2011 consisted of federal alternative minimum, state and foreign taxes. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2012 consisted primarily of current tax provision for state and foreign taxes. Our effective tax rates for 2011 and 2012 were (17.7%) and (10.0%). The changes in both our provision for income taxes and our effective tax rate from 2011 to 2012 were principally attributable to a $0.4 million tax benefit due to a favorable ruling received from the IRS offset by higher foreign income taxes in 2012.

2010 Compared to 2011. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2010 and 2011 consisted of federal alternative minimum, state and foreign taxes. Our effective tax rates for 2010 and 2011 were 12.6% and (17.7%) . The changes in both our provision for income taxes and our effective tax rate from 2010 to 2011 were principally attributable to a $12.5 million decrease in pre-tax income from 2010 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and acquisitions primarily from private placements of our convertible preferred stock, cash flow from operations and net proceeds from our IPO. Our principal sources of liquidity as of July 31, 2012 consisted of cash and cash equivalents of $156.6 million, including $2.2 million held by our foreign subsidiaries. Cash and cash equivalents exclude $4.1 million of deposits maintained in connection with various letters of credit, which are classified as restricted cash. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales, marketing and distribution capabilities, the introduction of new and enhanced products and services offerings and our costs to ensure access to adequate manufacturing capacity. We expect to incur a total of $13.3 million in capital expenditures in connection with our corporate headquarters relocation during the second and third quarters of 2013. Of this amount, $6.0 million is expected to be refunded by our landlord as leasehold improvement incentives. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

We have incurred operating losses in each year of our operations, except 2010, and, as of July 31, 2012, we had working capital of $113.6 million (which was reduced by $56.2 million of current deferred revenue, net), and an accumulated deficit of $108.1 million. Our cash provided by operating activities can vary from period to period, particularly as a result of timing differences between billing and collection of receivables. Our cash used in investing activities principally relates to our capital expenditures. Our cash provided by financing activities principally relates to net proceeds from our IPO and issuances of our common stock in connection with our employee stock plans.

Cash Flows

We derived the following summary of our cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this prospectus:

	Year Ended July 31,
	2010	2011	2012
	(In thousands)
Net cash provided by operating activities	$15,283	$21,502	$21,384
Net cash used in investing activities	$(854)	$(7,789)	$(7,362)
Net cash provided by financing activities	$713	$1,104	$100,384

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

Cash provided by operating activities of $21.4 million during the year ended July 31, 2012 was attributable to a net loss of $8.2 million, which was more than offset by non-cash charges of $10.7 million for stock-based compensation and $5.7 million for depreciation and amortization. The $12.9 million change in our net operating assets and liabilities was primarily due to an increase of $14.7 million in net deferred revenue from growth in our established base of maintenance and support contracts, a $3.3 million increase in accrued compensation primarily due to increased headcount together with a $1.9 million in employee contributions under our ESPP in 2012 and higher accrued bonuses and sales commissions, and a $1.9 million increase in accounts payable and accrued liabilities. These increases were partially offset by an increase in net accounts receivable of $6.1 million attributable to the revenue growth and the timing of billings and collections and an increase in inventory of $1.1 million due primarily to our expanded international depot requirements. Our “days sales outstanding,” or “DSO,” in accounts receivable slightly increased from 57 days at July 31, 2011 to 58 days at July 31, 2012.

Cash provided by operating activities of $21.5 million in 2011 resulted in part from a net loss of $5.3 million that was more than offset by non-cash charges of $5.1 million for depreciation and amortization and $5.1 million for stock-based compensation. The $16.5 million change in our net operating assets and liabilities was primarily a result of an increase in net deferred revenue of $18.9 million attributable to an increase in our established base of maintenance and support contracts, an increase in accounts payable and accrued liabilities of $4.4 million primarily related to the timing of payments and an increase in accrued compensation of $2.1 million related to increased headcount, which were partially offset by an increase in net accounts receivable of $7.5 million attributable to the growth in our business. Our DSO in accounts receivable increased from 46 days at July 31, 2010 to 57 days at July 31, 2011 due to a relatively higher amount of billings later in the quarter ended July 31, 2011.

Cash provided by operating activities of $15.3 million in 2010 was primarily attributable to a net income of $7.0 million and non-cash charges of $2.7 million for stock-based compensation and $1.9 million for depreciation and amortization. The $3.7 million change in our net operating assets and liabilities was primarily a result of an increase in net deferred revenue of $5.3 million, which was attributable to an increase in our established base of maintenance and support contracts, and an increase of $1.1 million in accrued compensation due to increased headcount and $0.7 million in accounts payable and accrued liabilities due to timing of payments. These sources of cash were partially offset by an increase in net accounts receivable of $2.0 million and by an increase in prepaid expenses and other assets of $0.8 million attributable to growth in our business. Our DSO in accounts receivable decreased from 58 days at July 31, 2009 to 46 days at July 31, 2010 due to a disproportional increase in revenue in fiscal year 2010 versus fiscal year 2009 compared to the increase in accounts receivable in the same period.

 Cash Flows from Investing Activities

Our uses of cash from investing activities consisted primarily of capital expenditures for computer equipment and software, and cash used for acquisitions and the purchase of intangible assets.

In 2012, cash used in investing activities was $7.4 million, consisting of $4.0 million for purchases of computer equipment and software and an increase of $3.4 million in restricted cash related to the standby letter of credit we are required to maintain under an operating lease for our new corporate headquarters.

In 2011, cash used in investing activities was $7.8 million, consisting of $4.8 million in purchases of computer equipment, software and leasehold improvements, $2.0 million for the acquisition of certain assets and liabilities of a company formerly named SolSoft S.A. from LogLogic, Inc. and $1.0 million for the purchase of patents from Avaya, Inc.

In 2010, cash used in investing activities was $0.9 million resulting from purchases of computer equipment and software of $1.5 million and an increase of $0.6 million in restricted cash, partially offset by $1.3 million in cash we assumed in our acquisition of Netcordia.

Cash Flows from Financing Activities

In 2012, we generated $98.4 million in net proceeds from our IPO. With the exception of our IPO, our financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options that amounted to $1.9 million.

In 2011, cash provided by financing activities was $1.1 million resulting from the issuance of common stock and excess tax benefits from employee stock option plans.

In 2010, cash provided by financing activities was $0.7 million from the issuance of common stock related to the exercise of stock options.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of July 31, 2012. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	2018 and Thereafter
	(In thousands)
Contractual Obligations(1):
Operating lease obligations(2)	$32,842	$3,146	$4,213	$4,102	$4,092	$4,062	$13,227
Purchase commitments(3)	3,081	3,081	—	—	—	—	—
Total	$35,923	$6,227	$4,213	$4,102	$4,092	$4,062	$13,227

(1)
The contractual obligation table above excludes tax liabilities of $1.3 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)
Operating lease obligations represent our obligations to make payments under non-cancelable lease agreements for our facilities. In May 2012, we entered into a lease agreement for our new corporate headquarters in Santa Clara, California for an initial term of eight years commencing on February 2013. Our annual base rent under this lease ranges from approximately $3.2 million to $3.9 million over its term.

(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party manufacturers in advance of anticipated sales.

Off-Balance Sheet Arrangements

As of July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We design, develop and sell a broad family of network products and services to automate management of the critical network infrastructure services needed for secure, scalable and fault-tolerant connections between applications, devices and users. Our software products are typically sold for use with our hardware, but we also have virtual versions that we sell for use with other hardware environments.
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

Services revenue includes maintenance and support, training and consulting revenue. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts is deferred and recognized ratably over the contractual support period, generally one to three years. Revenue from consulting and training is recognized as the services are completed, which is generally one year or less.

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end customers. For sales to value-added resellers and end customers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end customer prior to shipment to a value-added reseller. For the end customers and value-added resellers, we generally have no significant contractual obligations for future performance, such as rights of return or pricing credits. However, we may on occasion enter into arrangements with end customers or value-added resellers that include some form of rights of return, rebates or price protection. Also, we may occasionally accept returns by end customers or value-added resellers to address customer satisfaction issues or solution fit issues even though there is no contractual provision for such returns. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Distributor revenue is recognized under agreements that allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As a consequence, the Company has determined that the sales price is not fixed or determinable at the time of shipment to a distributor and thus these shipments do not meet the requirements for revenue recognition until the sales price is known, which is only reliably determinable at the time of sell-through to an end customer or value added reseller. This includes substantially all of our international sales and sales through our two United States distributors. In the U.S., substantially all of our sales are to value-added resellers or end customers for which revenue is recognized upon delivery. Revenue for product sales through distributors without reliable sell-through reporting is deferred until maintenance is purchased for the related product. The costs of distributor inventories not yet recognized as revenue are deferred as a reduction of the related deferred revenue, the result of which is shown as deferred revenue, net on our consolidated balance sheets.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product's essential functionality. Most of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance.

In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•
Implement a price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available; and

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Our non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements do not include a general right of return for delivered products. Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance, which remains unchanged. The industry-specific software revenue recognition guidance includes the use of the residual method.

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

We determine VSOE for each element based on historical stand-alone sales to third parties. For maintenance and support, training and consulting services, we determine the VSOE of fair value based on our history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering.

We historically have not been able to determine TPE for our products, maintenance and support, training or consulting services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, our go-to-market strategy differs from that of our peers and we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

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

For our non-software deliverables, we allocate the arrangement consideration based on the relative selling prices of the respective elements. For these elements, we generally use BESP as our selling price. For our maintenance and support, training and consulting services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

Stock-Based Compensation

Our stock-based compensation expense for stock options, restricted stock units (“RSUs”) and and purchases under ESPP is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes-Merton (“BSM”) option pricing model and is recognized as expense over the requisite service period. The BSM option pricing model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Pre-IPO Common Stock Valuations
For all option grants prior to our IPO of common stock, the fair value of the common stock underlying the option grants was determined by our board of directors, with the assistance of management, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant.
Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock

Prior to our IPO in April 2012, we were also required to estimate the fair value of the common stock underlying our options when performing the fair value calculations using the BSM option-pricing model. Our board of directors, with input from management, estimated the fair value of the common stock underlying our options on each grant date. Our board of directors has a majority of non-employee directors with significant experience in the IT industry. Thus, we believe that our board of directors has the relevant experience and expertise to determine a fair value for our common stock on each respective grant date. Given the absence of a public trading market for our common stock prior to our IPO, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•contemporaneous valuations performed by an unrelated third-party specialist;

•	rights, preferences and privileges of our convertible preferred stock sold to outside investors in arm's length transactions relative to those of our common stock;

•	our actual operating and financial performance;

•	our hiring of key personnel and the experience of our management;

•	risks inherent in the development of our products and services;

•	the present value of our future cash flows;

•	the likelihood of achieving a liquidity event, such as an IPO, or a sale of our company, given prevailing market conditions and the nature and history of our business;

•	the market value of a comparable group of privately held companies that were in a state of development similar to ours;

•	the illiquidity of options involving securities in a private company;

•	our stage of development;

•	industry information such as market size and growth; and

•	macroeconomic conditions.

In valuing our common stock, our board of directors determined the aggregate equity value of our company by taking a weighted combination of the value indications under two valuation approaches, an income approach and a market approach.

The income approach estimates the aggregate equity value of our company based on the present value of future estimated cash flows. Cash flows are estimated for future periods based on projected revenue and costs. These future cash flows are discounted to their present values using a discount rate. Because the cash flows are only projected over a limited number of years, it is also necessary under the income approach to compute a terminal value as of the last period for which discrete cash flows are projected. This terminal value represents the future cash flows beyond the projection period and is determined by taking the projected EBITDA for the final year of the projection and applying a terminal exit multiple. This amount is then discounted to its present value using a discount rate to arrive at the terminal value. The discounted projected cash flows and the terminal value are summed together to arrive at an indicated aggregate equity value under the income approach. In applying the income approach, we derived the discount rate from an analysis of the cost of capital of our comparable industry peer companies as of each valuation date and adjusted it to reflect the risks inherent in our business cash flows. We derived the terminal exit multiple from an analysis of the EBITDA multiples of our comparable industry peer companies as of each valuation date. We then used the implied long-term growth rate of our company to assess the reasonableness of the selected terminal exit multiple.

The market approach estimates the aggregate equity value of our company by applying market multiples of our comparable industry peer companies based on key metrics inferred from the enterprise values of our comparable industry peer companies. In applying the market approach, we primarily utilized the revenue multiples of our comparable industry peer companies to derive the aggregate equity value of our company. We believed that using a revenue multiple to estimate our aggregate equity value, as opposed to an earnings or cash flow multiple, was appropriate given our significant focus on investing in and growing our business and because our comparable industry peer companies were in various stages of growth and investment.

When considering which companies to include in our comparable industry peer companies, we focused on U.S. based publicly traded companies in the IT industry in which we operate. The selection of our comparable industry peer companies required us to make judgments regarding the comparability of these companies to us. We considered a number of factors, including business description, business size, business model, revenue model and historical operating results. We then analyzed the business and financial profiles of the selected companies for relative similarity to us, and, based on this assessment, we selected our comparable industry peer companies.

In determining the revenue multiples to be used in the market approach, we first obtained the stock price and market capitalization for each of our comparable industry peer companies. We then calculated an estimated enterprise value for each comparable industry peer company. Next, we obtained prior year actual as well as current year and two-year future revenue estimates for each of the comparable industry peer companies from market or industry information and calculated revenue multiples by dividing each comparable company's calculated enterprise value by its actual and estimated revenue. We then estimated the revenue multiples for our comparable industry peer companies and adjusted those multiples based on our assessment of the strengths and weaknesses of our company relative to these comparable companies. We then applied the adjusted revenue multiples to our projected revenue data to arrive at a valuation of our company.

For each valuation, we prepared financial projections to be used in both the income and market approaches. The financial projections took into account our historical financial operating results, our business experiences and our future expectations. We factored the risk associated with achieving our forecast into selecting appropriate multiples and discount rates. There is inherent uncertainty in these estimates, as the assumptions we used were highly subjective and subject to change as a result of new operating data and economic and other conditions that impact our business.

We then allocated our company's aggregate equity value to each of our classes of stock using either the Option Pricing Method, or the OPM, or the Probability Weighted Expected Return Method, or the PWERM.

The OPM treats common stock and convertible preferred stock as call options on a business, with exercise prices based on the aggregate liquidation preferences of the convertible preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the aggregate liquidation preferences at the time of a liquidity event, such as a merger, sale or IPO, assuming the business has funds available to make liquidation preferences meaningful and collectible by the preferred stockholders. The common stock is modeled to be a call option with a claim on the business at an exercise price equal to the remaining value immediately after the convertible preferred stock is liquidated. The OPM uses the BSM option pricing model to price the call option. The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative.

The PWERM involves a forward-looking analysis of the possible future outcomes of the business. This method is particularly useful when discrete future outcomes can be predicted with high confidence and with a probability distribution. Discrete future outcomes considered under the PWERM include non-IPO market-based outcomes as well as IPO scenarios. In the non-IPO scenarios, a large portion of the aggregate equity value is allocated to the convertible preferred stock to incorporate higher aggregate liquidation preferences. In the IPO scenarios, the aggregate equity value is allocated pro rata among the shares of common stock and each series of convertible preferred stock, which causes the common stock to have a higher relative value per share than under the non-IPO scenario. The fair values of the business determined using the non-IPO and IPO scenarios are weighted according to an estimate of the probability of each scenario.

In order to determine the fair value of our common stock, we then applied a discount for lack of marketability, or DLOM, to the value derived from the OPM or the PWERM.

Post-IPO Common Stock Valuations

Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized. We perform our annual goodwill analysis during the fourth quarter of each fiscal year or when events or circumstances change that would indicate that goodwill might not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or cause a significant decrease in expected cash flows.
The testing for a potential impairment of goodwill involves a two-step process. The first step, identifying a potential impairment, compares the fair value of goodwill with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There have been no indicators of impairment, and we did not record any impairment losses during the years ended July 31, 2010, 2011 and 2012.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; and (v) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no indicators of impairment, and we did not record any impairment losses during the years ended July 31, 2010, 2011 and 2012.

Income Taxes

We account for income taxes under an asset and liability approach for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements, but have not been reflected in our taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, that adjustment will be recorded in the period that the determination is made.

We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Based on these factors, we have determined it is appropriate to record a full valuation allowance against our federal and state net deferred tax assets but to recognize certain foreign deferred tax assets. In the event we were to determine that we are able to realize all or part of our federal or state net deferred tax assets in the future, we would generally decrease the valuation allowance and record a corresponding benefit to earnings in the period in which we make that determination. Likewise, if we later determine that we are not more-likely-than-not to realize all or a part of our recognized foreign deferred tax assets in the future, we would increase the valuation allowance and record a corresponding charge to earnings in the period in which we make that determination. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

We are subject to income tax audits in the United States and the foreign jurisdictions in which we operate. Our income tax expense includes amounts intended to satisfy income tax assessments that would result from potential challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities require management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when those estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2010, 2011 and 2012, we did not incur any interest or penalties associated with unrecognized tax benefits.

Fair Value Measurement

We measure and report our financial assets and liabilities, which consist or have consisted of cash, cash equivalents, restricted cash and convertible preferred stock warrant liability, at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level I - Unadjusted quoted prices in active markets for identical assets and liabilities;

Level II - Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the related assets or liabilities; and

Level III - Unobservable inputs that are supported by little or no market data for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Our financial instruments consist of Level I assets and Level III liabilities. Level I assets include time deposits and highly liquid money market funds that are included in cash, cash equivalents and restricted cash. Level III liabilities that are measured at fair value on a recurring basis consisted solely of our convertible preferred stock warrant liability. The fair values of the outstanding convertible preferred stock warrants were measured using the BSM option pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock.

Recent Accounting Pronouncements

Please refer to Note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 for recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2012, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $156.6 million as of July 31, 2012. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2012, the effect of a hypothetical 100 basis point shift in overall interest rates would not have had a material impact on our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Infoblox Inc.

We have audited the accompanying consolidated balance sheets of Infoblox Inc. as of July 31, 2011 and 2012, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoblox Inc.  at July 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California
September 13, 2012

INFOBLOX INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	As of July 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,207	$156,613
Accounts receivable, net of allowances of $539 and $544 at July 31, 2011 and 2012	20,683	26,819
Inventory	1,506	2,560
Deferred tax assets	1,606	1,577
Prepaid expenses and other current assets	3,832	4,159
Total current assets	69,834	191,728
Property and equipment, net	5,087	6,498
Intangible assets, net	10,679	7,817
Goodwill	32,726	32,726
Restricted cash	732	3,803
Other assets	959	411
TOTAL ASSETS	$120,017	$242,983
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,499	$11,607
Accrued compensation	6,985	10,295
Deferred revenue, net	44,094	56,184
Total current liabilities	60,578	78,086
Deferred revenue, net	17,905	20,483
Deferred tax liability	1,537	1,494
Convertible preferred stock liability	398	—
Other liabilities	1,125	845
TOTAL LIABILITIES	81,543	100,908
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value per share— 85,128,977 shares authorized as of July 31, 2011, no shares authorized as of July 31, 2012; 80,512,394 shares and no shares issued and outstanding as of July 31, 2011 and 2012	107,506	—
STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, $0.0001 par value per share— no shares authorized as of July 31, 2011, 5,000,000 shares authorized as of July 31, 2012; no shares issued or outstanding as of July 31, 2011 and 2012	—	—
Common stock, $0.0001 par value per share—150,000,000 shares authorized; 11,038,704 and 45,737,770 shares issued and outstanding as of July 31, 2011 and 2012	1	5
Additional paid-in capital	30,893	250,206
Accumulated deficit	(99,926)	(108,136)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT):	(69,032)	142,075
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT):	$120,017	$242,983

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2010	2011	2012

Net revenue:
Products and licenses	$65,849	$80,274	$95,012
Services	36,319	52,561	74,234
Total net revenue	102,168	132,835	169,246
Cost of revenue:
Products and licenses	13,770	16,652	21,778
Services	8,183	12,187	15,342
Total cost of revenue	21,953	28,839	37,120
Gross profit	80,215	103,996	132,126
Operating expenses:
Research and development	18,066	29,605	36,624
Sales and marketing	45,413	67,390	86,474
General and administrative	8,380	10,831	15,548
Total operating expenses	71,859	107,826	138,646
Income (loss) from operations	8,356	(3,830)	(6,520)
Other expense, net	(357)	(690)	(946)
Income (loss) before provision for income taxes	7,999	(4,520)	(7,466)
Provision for income taxes	1,011	802	744
Net income (loss)	$6,988	$(5,322)	$(8,210)
Net income (loss) attributable to common stockholders:
Basic	$101	$(5,322)	$(8,210)
Diluted	$124	$(5,322)	$(8,210)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.54)	$(0.40)
Diluted	$0.01	$(0.54)	$(0.40)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	7,768	9,933	20,563
Diluted	10,281	9,933	20,563

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at July 31, 2009	67,778,389	$77,916	7,170,403	$1	$7,236	$(101,592)	$(94,355)
Issuance of common stock under the employee stock plans	—	—	709,657	—	713	—	713
Vesting of early exercised common stock options	—	—	—	—	60	—	60
Issuance of common and convertible preferred stock in connection with acquisition	12,734,005	29,590	1,602,544	—	10,145	—	10,145
Issuance of common stock warrants in connection with acquisition	—	—	—	—	2,130	—	2,130
Issuance of common stock options in connection with acquisition	—	—	—	—	1,632	—	1,632
Stock-based compensation	—	—	—	—	2,688	—	2,688
Net income and comprehensive income	—	—	—	—	—	6,988	6,988
Balance at July 31, 2010	80,512,394	107,506	9,482,604	1	24,604	(94,604)	(69,999)
Issuance of common stock under the employee stock plans	—	—	1,556,100	—	1,020	—	1,020
Vesting of early exercised common stock options	—	—	—	—	52	—	52
Stock-based compensation	—	—	—	—	5,133	—	5,133
Excess tax benefit from employee stock plans	—	—	—	—	84	—	84
Net loss and comprehensive loss	—	—	—	—	—	(5,322)	(5,322)
Balance at July 31, 2011	80,512,394	107,506	11,038,704	1	30,893	(99,926)	(69,032)
Issuance of common stock upon initial public offering including issuances from exercises of warrants, net of offering costs	—	—	7,229,036	—	98,190	—	98,190
Conversion of preferred stock to common stock upon initial public offering	(80,512,394)	(107,506)	26,841,363	4	107,502	—	107,506
Conversion of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	789	—	789
Issuance of common stock under the employee stock plans	—	—	628,667	—	1,912	—	1,912
Vesting of early exercised common stock options	—	—	—	—	221	—	221
Stock-based compensation	—	—	—	—	10,652	—	10,652
Excess tax benefit from employee stock plans	—	—	—	—	47	—	47
Net loss and comprehensive loss	—	—	—	—	—	(8,210)	(8,210)
Balance at July 31, 2012	—	$—	45,737,770	$5	$250,206	$(108,136)	$142,075

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended July 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,988	$(5,322)	$(8,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,688	5,133	10,652
Depreciation and amortization	1,921	5,094	5,700
Change in fair value of convertible preferred stock warrant liability	—	133	391
Excess tax benefits from employee stock plans	—	(84)	(47)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,040)	(7,513)	(6,136)
Inventory	(526)	77	(1,054)
Prepaid expenses, other current assets and other assets	(782)	(2,257)	550
Accounts payable and accrued liabilities	668	4,370	1,840
Accrued compensation	1,062	2,096	3,310
Deferred revenue, net	5,294	18,924	14,668
Other liabilities	10	851	(280)
Net cash provided by operating activities	15,283	21,502	21,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,547)	(4,786)	(3,962)
Increase in restricted cash	(574)	(31)	(3,400)
Purchase of intangible assets	—	(1,000)	—
Business acquisitions, net of cash acquired	1,267	(1,972)	—
Net cash used in investing activities	(854)	(7,789)	(7,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	—	98,425
Proceeds from issuance of common stock under the employee stock plans	713	1,020	1,912
Excess tax benefits from employee stock plans	—	84	47
Net cash provided by financing activities	713	1,104	100,384
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,142	14,817	114,406
CASH AND CASH EQUIVALENTS - Beginning of year	12,248	27,390	42,207
CASH AND CASH EQUIVALENTS - End of year	$27,390	$42,207	$156,613
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of convertible preferred stock to common stock	$—	$—	$107,506
Purchases of property and equipment not yet paid	$—	$—	$287
Initial public offering costs not yet paid	$—	$—	$235
Change in liability due to vesting of early exercised stock options, net	$60	$52	$221
Cash paid for income taxes, net	$1,290	$1,018	$120
Cash purchase consideration for SolSoft acquisition held in escrow as restricted cash	$—	$230	$—

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Infoblox Inc. (together with its subsidiaries, “we” or “our”) was originally incorporated in the State of Illinois in February 1999 and was reincorporated in the State of Delaware in May 2003. We are headquartered in Santa Clara, California and have subsidiaries and representative offices located throughout the world. We provide a broad family of enterprise and service provider-class solutions to automate management of the critical network infrastructure services needed for secure, scalable and fault-tolerant connections between applications, devices and users.
On April 25, 2012, we completed our initial public offering of our common stock (“IPO”). Our common stock commenced trading on the New York Stock Exchange under the symbol “BLOX” on April 20, 2012. On the IPO, we sold 6,869,343 shares of common stock (inclusive of 1,125,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 1,755,657 shares of common stock were sold by the selling stockholders. The public offering price of the shares sold in the offering was $16.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $109.9 million. We did not receive any proceeds from the sales of shares by the selling stockholders. The net proceeds from the offering were $98.2 million after deducting underwriting discounts of approximately $7.7 million and commissions and offering expenses of approximately $4.0 million.

On May 1, 2010, we acquired Netcordia, Inc. (“Netcordia”). As a result of the acquisition, Netcordia became our wholly-owned subsidiary. Netcordia's results are included prospectively in the accompanying consolidated financial statements after May 1, 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Infoblox Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts, warranty reserve and sales returns and valuation of inventory. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Concentration of Supply Risk with Contract Manufacturer

We outsource substantially all of our manufacturing, repair and supply chain management operations to one independent contract manufacturer. The inability of the manufacturer to fulfill our supply requirements could have a material and adverse effect on our business and consolidated financial statements.

In addition, our independent contract manufacturer procures components and manufactures our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We may be subject to the requirement to purchase inventory or to pay additional fees to the contract manufacturer if there is a significant difference in scheduled shipments or if the contract manufacturer holds inventory longer than a specified period. No such charge was recorded in 2010 or 2011. In 2012, we recorded a charge of $0.4 million for non-cancelable purchase commitments to our contract manufacturer for inventory which we deemed as excess and obsolete. This amount was recognized in products and licenses cost of revenue in the consolidated statements of operations for the year ended July 31, 2012.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Our cash, cash equivalents and restricted cash are invested in high-credit quality financial instruments held mainly in two US banks. Such deposits may be in excess of insured limits provided on such deposits.

We mitigate credit risk in respect to accounts receivable by performing ongoing credit evaluations of our customers and maintaining a reserve for potential credit losses. In addition, we generally require our customers to prepay for maintenance and support services to mitigate the risk of uncollectible accounts receivable.

Reverse Stock Split

On April 3, 2012, our board of directors approved a 1-for-3 reverse split of our common stock, which became effective on April 10, 2012. Upon the effectiveness of the reverse stock split, (i) every three shares of outstanding common stock were decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable have been proportionally decreased on a 1-for-3 basis, (iii) the exercise price of each outstanding option to purchase common stock have been proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding have been proportionately reduced. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

Fair Value Measurement

We measure and report our financial assets and liabilities, which consist or have consisted of cash, cash equivalents, restricted cash and convertible preferred stock warrant liability, at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level I - Unadjusted quoted prices in active markets for identical assets and liabilities;

Level II - Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the related assets or liabilities; and

Level III - Unobservable inputs that are supported by little or no market data for the related assets or liabilities.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Our financial instruments consist of Level I assets and Level III liabilities. Level I assets include time deposits and highly liquid money market funds that are included in cash, cash equivalents and restricted cash. Level III liabilities that are measured at fair value on a recurring basis consisted solely of our convertible preferred stock warrant liability. The fair values of the outstanding convertible preferred stock warrants were measured using the Black-Scholes-Merton ("BSM") option pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

Restricted Cash

Under our facility lease arrangements and corporate credit card facility, we are required to maintain letters of credit from a U.S. bank as security for performance under these agreements. The letters of credit are generally secured money market funds or interest-bearing accounts in amounts equal to the letters of credit, which are classified as restricted cash on the consolidated balance sheets. As of July 31, 2011, restricted cash amounted to $0.5 million, all of which was reflected as a non-current asset in the consolidated balance sheet. As of July 31, 2012, restricted cash amounted to $3.9 million, of which $3.8 million is shown under non-current asset in the consolidated balance sheet and $0.1 million is shown as part prepaid expenses and other current assets.

We also have $0.2 million of restricted cash representing a portion of the purchase consideration we paid to acquire SolSoft S.A., which will be held in an escrow account until August 15, 2012. As of July 31, 2011, the restricted cash of $0.2 million was classified as a non-current asset on the consolidated balance sheet. As of July 31, 2012, the restricted cash was included in prepaid expenses and other current assets in the consolidated balance sheet.

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market value (estimated net realizable value). The valuation of inventories at the lower of cost or market value requires the use of estimates regarding the amount of inventory that will be sold and the prices at which current inventory will be sold. These estimates are dependent on our assessment of current and expected orders from our customers. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our finished goods mainly consist of refurbished inventory that are used for the replacement of failed units under maintenance and support agreements and finished goods needed for our expanded depot requirements. We write down refurbished inventory based on the age of the units and number of hardware failures. During the years ended July 31, 2010, 2011 and 2012 and inventory write-downs were $0.6 million, $1.3 million and $0.6 million.

Property and Equipment, Net

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are two to three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Upon the retirement or disposition of property and equipment, the related costs and accumulated depreciation are removed from, and the resulting gain or loss is included in, the consolidated statements of operations. Repair and maintenance costs that do not extend the life or improve an asset are charged to expense as incurred.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets

Intangible assets consist of identifiable intangible assets, including developed technology, customer relationships, non-compete agreements, trademarks and patents, resulting from our acquisitions. Intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of products and licenses revenue and sales and marketing expense in the accompanying consolidated statements of operations.

Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized. We perform our annual goodwill analysis during the fourth quarter of each fiscal year or when events or circumstances change that would indicate that goodwill might not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or cause a significant decrease in expected cash flows.
The testing for a potential impairment of goodwill involves a two-step process. The first step, identifying a potential impairment, compares the fair value of goodwill with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There have been no indicators of impairment, and we did not record any impairment losses during the years ended July 31, 2010, 2011 and 2012.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition and (v) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no indicators of impairment, and we did not record any impairment losses during the years ended July 31, 2010, 2011 and 2012.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to our IPO, were capitalized and then offset against IPO proceeds.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Convertible Preferred Stock Warrant Liability

Upon completion of our IPO in April 2012, there were no freestanding warrants to purchase shares of convertible preferred stock. As such, no convertible preferred stock warrant liability remained outstanding after our IPO. Before our IPO, freestanding warrants to purchase shares of convertible preferred stock that were contingently redeemable were accounted for as liabilities on the consolidated balance sheets at their estimated fair value because these warrants could have obligated us to redeem them at some point in the future. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of convertible preferred stock were recorded as other expense, net in the consolidated statements of operations. We adjusted the convertible preferred stock warrant liability to the estimated fair value of the warrants until the completion of an IPO, at which time the convertible preferred stock issuable upon exercise of the warrants became common stock and the related liability was reclassified to additional paid-in capital in stockholders' equity (deficit).

Revenue Recognition

We design, develop and sell a broad family of network products and services to automate management of the critical network infrastructure services needed for secure, scalable and fault-tolerant connections between applications, devices and users. Our software products are typically sold for use with our hardware, but we also have virtual versions that we sell for use with other hardware environments.

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

Services revenue includes maintenance and support, training and consulting revenue. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts is deferred and recognized ratably over the contractual support period, generally one to three years. Revenue from consulting and training is recognized as the services are completed, which is generally one year or less.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end-users. For sales to value-added resellers and end-users, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For the end-users and value-added resellers, we generally have no significant contractual obligations for future performance, such as rights of return or pricing credits. However, we may on occasion enter into arrangements with end-users or value-added resellers that include some form of rights of return, rebates or price protection. Also, we may occasionally accept returns by end-users or value-added resellers to address customer satisfaction issues or solution fit issues even though there is no contractual provision for such returns. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Distributor revenue is recognized under agreements that allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As a consequence, the Company has determined that the sales price is not fixed or determinable at the time of shipment to a distributor and thus these shipments do not meet the requirements for revenue recognition until the sales price is known, which is only reliably determinable at the time of sell-through to an end customer or value added reseller. This includes substantially all of our international sales and sales through our two United States distributors. In the U.S., substantially all of our sales are to value-added resellers or end customers for which revenue is recognized upon delivery. Revenue for product sales through distributors without reliable sell-through reporting is deferred until maintenance is purchased for the related product. The costs of distributor inventories not yet recognized as revenue are deferred as a reduction of the related deferred revenue, the result of which is shown as deferred revenue, net on our consolidated balance sheets.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product's essential functionality. Most of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance.

In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•
Implement a price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available; and

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements do not include a general right of return for delivered products. Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance, which remains unchanged. The industry-specific software revenue recognition guidance includes the use of the residual method.

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

We determine VSOE for each element based on historical stand-alone sales to third parties. For maintenance and support, training and consulting services, we determine the VSOE of fair value based on our history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering.

We historically have not been able to determine TPE for our products, maintenance and support, training or consulting services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, our go-to-market strategy differs from that of our peers and we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

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

For our non-software deliverables, we allocate the arrangement consideration based on the relative selling prices of the respective elements. For these elements, we generally use BESP as our selling price. For our maintenance and support, training and consulting services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred Revenue, Net

Deferred revenue, net represents amounts invoiced to customers, less related cost of revenue, for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, and do not bear interest.

We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on the length of time the receivables are past due and our historical experience of collections and write-offs. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations, our estimate of the recoverability of the amounts due could be reduced by a material amount.

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. During the years ended July 31, 2010, 2011 and 2012, we did not have any customers that represented more than 10% of our total net revenue. Outstanding accounts receivable from a distributor customer accounted for 12% of our total gross accounts receivable as of July 31, 2011. As of July 31, 2012, no customer accounted for more than 10% of our total gross accounts receivable.

Shipping and Handling

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Research and Development Costs

Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which we define as the establishment of a working model, and the general availability of such software to customers has been short, resulting in software development costs qualifying for capitalization being insignificant. Accordingly, we did not capitalize any software development costs during the years ended 2010, 2011 or 2012.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

We recognize share-based compensation expense for all share-based payment awards including employee stock options, RSUs, and purchases under our ESPP based on each award's fair value on the grant date. We utilize the BSM option pricing model in order to determine the fair value of stock options and ESPP. The BSM option pricing model requires various highly subjective assumptions including volatility, expected award life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, and the potential effect from options that have not been exercised. The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees.

Warranty Costs

Our appliance hardware generally includes a one-year warranty, and our software generally carries a warranty of ninety days. Costs related to hardware replacement provided to customers under maintenance support agreements are included as services cost of revenue and recognized as these services are provided.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense during the years ended July 31, 2010, 2011 and 2012 was $0.1 million, $0.1 million and $1.1 million.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, our subsidiaries' monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other expense, net in the consolidated statements of operations. Foreign currency exchange losses included in other expense, net during the years ended July 31, 2010, 2011 and 2012 were $0.4 million, $0.6 million and $0.6 million.

 Income Taxes

We account for income taxes under an asset and liability approach for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements, but have not been reflected in our taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2010, 2011 and 2012, we did not incur any interest or penalties associated with unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Income (Loss)

We have had no comprehensive income (loss) items other than net income (loss). Thus, comprehensive income (loss) is the same as the net income (loss) for the years ended July 31, 2010, 2011 and 2012.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer.

Our Chief Executive Officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, we have a single reporting segment.

Net Income (Loss) per Share of Common Stock

As a result of the net loss in 2011 and 2012, basic and diluted net loss per share in those years was calculated by dividing the net loss by the weighted-average number of shares outstanding in those years. We had a net income in 2010, as such basic and diluted net income per share attributable to common stockholders was presented in conformity with the two-class method required for participating securities. Prior to our IPO, holders of Series A, Series B, Series C, Series D, Series E, Series F-1, Series F-2 and Series F-3 convertible preferred stock were entitled to receive noncumulative dividends at the annual rates of $73.07, $6.58, $0.02, $0.11, $0.14, $0.09, $0.12 and $0.12 per share per annum payable prior and in preference to any dividends on shares of our common stock. In the event a dividend was paid on our common stock, our convertible preferred stockholders would have been entitled to a share of that dividend in proportion to the holders of common shares on an as-if converted basis. Preferred stockholders did not have a contractual obligation to share in the losses of our company.

Under the two-class method, net income (loss) attributable to common stockholders was determined by allocating undistributed earnings, calculated as net income less current period Series A, Series B, Series C, Series D, Series E, Series F-1, Series F-2 and Series F-3 convertible preferred stock non-cumulative dividends, among our common stock and Series A, Series B, Series C, Series D, Series E, Series F-1, Series F-2 and Series F-3 convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share was computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options were considered participating securities. Diluted net income per share attributable to common stockholders was computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method. For purposes of this calculation, convertible preferred stock, stock options to purchase common stock and warrants to purchase common stock and convertible preferred stock were considered to be common stock equivalents and were excluded from the calculation of diluted net income per share of common stock if their effect was antidilutive.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)-Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level III fair value measurements. We adopted this guidance in 2012 and our adoption did not have a significant impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)-Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We adopted this guidance in 2012 and our adoption did not have a significant impact on our consolidated financial statements. See Note 6 for more information on our business acquisitions.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 is effective for us in 2013 and retrospective adoption is required and early adoption is permitted. As we have had no comprehensive income (loss) items other than net income (loss), we do not believe that adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. ASU 2011-08 is effective for us in 2013 and early adoption is permitted. We will adopt ASU 2011-8 in 2013 and we do not believe it will have a material impact on our consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of our basic and diluted net income (loss) per share of common stock (in thousands, except for per share amounts):

	Year Ended July 31,
	2010	2011	2012

Numerator:
Basic:
Net income (loss)	$6,988	$(5,322)	$(8,210)
8% noncumulative dividends on convertible preferred stock	(6,580)	—	—
Undistributed earnings allocated to convertible preferred stock	(307)	—	—
Net income (loss) attributable to common stockholders, basic	$101	$(5,322)	$(8,210)

Diluted:
Net income (loss) attributable to common stockholders, basic	$101	$(5,322)	$(8,210)
Undistributed earnings re-allocated to common stock	23	—	—
Net income (loss) attributable to common stockholders	$124	$(5,322)	$(8,210)

Denominator:
Basic:
Weighted-average common shares used in computing net income (loss) per share of common stock, basic	7,768	9,933	20,563
Diluted:
Weighted-average common shares used in computing net income (loss) per share of common stock, basic	7,768	9,933	20,563
Add weighted-average effect of dilutive securities:
Stock options	2,430	—	—
Common stock warrants	83	—	—
Weighted-average shares used in computing net income (loss) per share of common stock, diluted	10,281	9,933	20,563

Net income (loss) per share of common stock:
Basic	$0.01	$(0.54)	$(0.40)
Diluted	$0.01	$(0.54)	$(0.40)

The following weighted-average shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended July 31,
	2010	2011	2012
Convertible preferred stock	26,841	26,841	19,581
Stock options to purchase common stock	1,878	6,353	8,049
Common stock warrants and restricted stock units	—	336	249
Convertible preferred stock warrants	14	57	41

NOTE 3.	FAIR VALUE MEASUREMENTS

We measure and report our cash equivalents, restricted cash and convertible preferred stock warrant liability at fair value. The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of July 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,938	$—	$—	$1,938
Restricted cash	732	—	—	732
Total financial assets	$2,670	$—	$—	$2,670

Financial Liability
Convertible preferred stock warrant liability	$—	$—	$398	$398

	As of July 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$100,723	$—	$—	$100,723
Restricted cash	4,133	—	—	4,133
Total financial assets	$104,856	$—	$—	$104,856

The following table sets forth a summary of the changes in the fair value of our Level III financial liabilities (in thousands):

	Year Ended July 31,
	2011	2012
Fair value of convertible preferred stock warrant liability, beginning of year	$265	$398
Change in fair value recorded in "Other expense, net"	133	391
Convertible preferred stock warrants reclassified to additional paid-in capital (see Note 11)	—	(789)
Fair value of convertible preferred stock warrant liability, end of year	$398	$—

NOTE 4.	BALANCE SHEET COMPONENTS

Allowance for Doubtful Accounts and Sales Returns Reserve

The allowances for doubtful accounts and sales returns consist of the following activity (in thousands):

	Balance at Beginning of Year	Charged to (Reversed From) Cost and Expenses	Recoveries (Deductions), Net	Balance at End of Year
Year Ended July 31, 2010
Allowance for doubtful accounts	$384	$49	$(71)	$362
Sales returns reserve	431	726	(451)	706
Total allowance for doubtful accounts and sales returns reserve	$815	$775	$(522)	$1,068
Year Ended July 31, 2011
Allowance for doubtful accounts	$362	$(47)	$(49)	$266
Sales returns reserve	706	(21)	(412)	273
Total allowance for doubtful accounts and sales returns reserve	$1,068	$(68)	$(461)	$539
Year Ended July 31, 2012
Allowance for doubtful accounts	$266	$167	$(76)	$357
Sales returns reserve	273	118	(204)	187
Total allowance for doubtful accounts and sales returns reserve	$539	$285	$(280)	$544

Inventory

Inventory consists of the following (in thousands):

	As of July 31,
	2011	2012
Raw materials	$70	$132
Finished goods	1,436	2,428
Total inventory	$1,506	$2,560

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of July 31,
	2011	2012
Prepaid expenses	$2,339	$3,088
Other current assets	1,493	1,071
Total prepaid expenses and other current assets	$3,832	$4,159

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of July 31,
	2011	2012
Computer equipment and software	$9,427	$13,528
Furniture and fixtures	841	963
Leasehold improvements	1,809	1,835
	12,077	16,326
Less accumulated depreciation and amortization	(6,990)	(9,828)
Total property and equipment, net	$5,087	$6,498

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of July 31,
	2011	2012
Accounts payable	$4,368	$5,851
Accrued expenses	1,937	2,341
Accrued travel expenses	759	928
Accrued consulting and professional service fees	1,151	690
Other	1,284	1,797
Total other current liabilities	$9,499	$11,607

Deferred Revenue, Net

Deferred revenue, net consists of the following (in thousands):

	As of July 31,
	2011	2012
Deferred revenue:
Products and licenses	$10,904	$10,044
Services	52,750	68,256
Total deferred revenue	63,654	78,300
Deferred cost of revenue:
Products and licenses	1,473	1,445
Services	182	188
Total deferred cost of revenue	1,655	1,633
Total deferred revenue, net	61,999	76,667
Less current portion	44,094	56,184
Non-current portion	$17,905	$20,483

NOTE 5.	OTHER EXPENSE, NET

Other expense, net is comprised of the following (in thousands):

	Year Ended July 31,
	2010	2011	2012
Interest income, net	$35	$31	$58
Foreign currency exchange losses	(392)	(588)	(613)
Change in fair value of convertible preferred stock warrant liability (see Note 11)	—	(133)	(391)
Total other expense, net	$(357)	$(690)	$(946)

NOTE 6.	ACQUISITIONS

Netcordia Acquisition

On May 1, 2010, we acquired all of the outstanding stock of Netcordia, a company engaged in building appliances that allow IT administrators to automate network change, manage configurations, improve regulatory and policy compliance and audit network infrastructure. Netcordia was founded in 2000 and was located in Annapolis, Maryland. This acquisition provided us with potential synergy by combining technology in two adjacent categories (IP Address Management and Network Change and Configuration Management) and allowing us to deliver new capabilities in an emerging market driven by virtualization and cloud services.

We accounted for the Netcordia acquisition using the acquisition method of accounting for business combinations. The acquisition agreement required that we issue 15% of our issued and outstanding capital stock on a fully diluted basis as consideration for the purchase of all Netcordia capital stock and any options or other rights to purchase securities of Netcordia.

The transaction was valued at $43.5 million, which included 1,602,543 shares of our common stock valued at $10.1 million, an aggregate of 12,734,005 shares of our Series F-1, F-2 and F-3 convertible preferred stock (collectively, “Series F”) valued at $29.6 million, assumed earned and vested options to purchase 281,666 shares of our common stock valued at $1.6 million, and warrants to purchase 336,488 shares of our common stock valued at $2.1 million. The value of all equity securities issued on the date of the acquisition was based on management’s determination of the aggregate equity value of our company as of April 30, 2010 using a weighted combination of the value indications under income and market approaches which was then allocated to each of our classes of stock using the Option Pricing Method, or the OPM. The OPM treats common stock and convertible preferred stock as call options on a business, with exercise prices based on the aggregate liquidation preferences of the convertible preferred stock. The common stock issued in the acquisition was valued at $6.33 per share and the shares of Series F convertible preferred stock were valued between $2.29 and $2.34, depending on the liquidation preference of the Series F issued (see Note 10).

We assumed Netcordia options entitling the holders to purchase shares of our common stock at a weighted-average exercise price of $0.69 per share. The fair value of the assumed options, both vested and unvested, was determined using the Black-Scholes option-pricing model with the following assumptions: zero dividend yield; expected volatility of 60%; a risk-free interest rate of 2.40%; and a weighted-average expected life of 4.43 years. The fair value of the assumed earned and vested options allocated to the purchase price was $1.6 million. The fair value of assumed unearned options was $1.3 million, which will be recognized as stock-based compensation over the period that the stock options are earned.

A summary of the total purchase price is as follows (in thousands):

Common stock	$10,145
Series F convertible preferred stock	29,590
Fair value of earned and vested options issued	1,632
Common stock warrants	2,130
Total purchase price	$43,497

The fair value of assets acquired and liabilities assumed was based on their estimated fair value as of May 1, 2010. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions.

Common Stock Warrants

In connection with the Netcordia acquisition we issued warrants to purchase 336,488 shares of our common stock at $0.07 per share to the holders of the Netcordia common stock warrants, of which 692 shares were unexercised as of July 31, 2012. The warrants were immediately exercisable. We determined the fair value of the warrants on the date of issuance to be $2.1 million or $6.33 per share, as determined by the BSM option-pricing model using the following assumptions: zero dividend yield; expected volatility of 60%; a risk-free interest rate of 2.5%; and a weighted-average contractual term of 8 years. All of these warrants were fully vested at the time of grant and were recorded in the purchase price accounting.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$1,267
Accounts receivable, net	955
Other current assets	610
Property and equipment, net	373
Noncurrent assets	30
Other intangible assets:
Developed technology	3,700
Customer relationships	5,900
Trademarks	200
Non-compete agreements	1,500
Goodwill	32,064
Other accrued liabilities	(399)
Deferred revenue	(2,438)
Preferred stock warrant liability	(265)
Total purchase price	$43,497

Pursuant to the acquisition agreement, 10% of the aggregate common and Series F convertible preferred stock consideration was deposited in an escrow account as security for the satisfaction of indemnification claims, if any, made by us under the acquisition agreement. All of the consideration that was deposited in the escrow account was distributed to the Netcordia stockholders in May 2010.

Of the total purchase price, $11.3 million was allocated to identified intangible assets, including developed technology of $3.7 million, customer relationships of $5.9 million, trademarks of $0.2 and non-compete agreements of $1.5 million. We are amortizing these intangible assets on a straight-line basis over estimated useful lives ranging between one to six years. Amortization expense for these intangible assets amounted to $0.7 million, $2.8 million and $2.1 million for the years ended July 31, 2010, 2011 and 2012.

We recorded acquisition-related transaction costs of $0.6 million, which were included in general and administrative expenses during the year ended July 31, 2010 in the consolidated statements of operations.

Unaudited pro forma information

Supplemental information on an unaudited pro forma basis is presented below for the year ended July 31, 2010 (in thousands):

Year Ended July 31, 2010
(Unaudited)
Pro forma net revenue	$108,097
Pro forma loss from operations	$(466)
Pro forma net loss	$(2,169)

The unaudited pro forma financial information combines the results of operations of Infoblox Inc. and Netcordia as if the acquisition of Netcordia had occurred as of the beginning of the year ended July 31, 2010, or August 1, 2009. The pro forma results include the business combination accounting effects resulting from the acquisition such as the amortization charges from acquired intangible assets. The pro forma information presented does not purport to present what the actual results would have been had the acquisition actually occurred on August 1, 2009, nor is the information intended to project results for any future period. Further, the unaudited pro forma information excludes any benefits that may result from the acquisition due to synergies that were derived from the elimination of duplicative costs.

SolSoft Acquisition

On April 15, 2011, we acquired certain assets and certain liabilities of a company formerly named SolSoft S.A. (“SolSoft”) from LogLogic, Inc. (“LogLogic”). SolSoft was engaged in the design, deployment and documentation of security policies in single and multi-vendor networks. This acquisition provided us the ability to expand our product offerings into firewall products and software security. A member of our board of directors and representative of a venture capital firm stockholder was also a member of the board of directors of LogLogic.

We accounted for the SolSoft acquisition using the acquisition method of accounting for business combinations. We paid cash consideration of $2.2 million. The fair value of assets acquired and liabilities assumed was based on their estimated fair value as of April 15, 2011. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Accounts receivable	$297
Property and equipment, net	35
Other intangible assets:
Developed technology	1,160
Customer relationships	660
Goodwill	485
Other accrued liabilities	(109)
Deferred revenue	(326)
Total purchase price	$2,202

Of the total purchase price, $1.8 million was allocated to identified intangible assets, including developed technology of $1.2 million and customer relationships of $0.7 million. We are amortizing these intangible assets on a straight-line basis over an estimated useful life of five to seven years. Amortization expense for these intangible assets amounted to $0.1 million and $0.3 million for the years ended July 31, 2011 and 2012.

We recorded acquisition-related transaction costs of $0.3, which were included in general and administrative expenses during the year ended July 31, 2011 in the consolidated statements of operations.

The historical financial results of the company formerly named SolSoft were insignificant in relation to our consolidated net revenue and net loss. As such, we have not provided additional historical pro forma acquisition information.

Acquisition of Certain Patents from Avaya, Inc.

On January 27, 2011, we acquired certain patents from Avaya, Inc. to complement our existing network solutions and technology patents. We paid cash consideration of $1.0 million to acquire these patents. Under the terms of the patent purchase agreement, Avaya and its authorized affiliates retain a perpetual, unrestricted, royalty-free, non-exclusive right to the patents but are not allowed to distribute or sell products containing the technology covered by the patents to certain restricted companies. The acquisition of the patents has been accounted for as a purchase of an asset and, accordingly, the total purchase price has been allocated to the patents acquired based on their respective fair values on the acquisition date.

As a result of the acquisition, we recorded intangible assets of $1.0 million, which was comprised of the patents. We are amortizing the value of these patents on a straight-line basis over an estimated useful life of six years. Amortization expense for these patents amounted to $0.1 million and $0.2 million for the years ended July 31, 2011 and 2012.

An immaterial amount of acquisition-related transaction costs were included in general and administrative expenses during the year ended July 31, 2011 in the consolidated statement of operations.

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is generally not deductible for tax purposes. The changes in the carrying value of goodwill during the years ended July 31, 2010 , 2011 and 2012, were as follows (in thousands):

Balance at July 31, 2009	$177
Netcordia acquisition (see Note 6)	32,064
Balance at July 31, 2010	32,241
SolSoft acquisition (see Note 6)	485
Balance at July 31, 2011 and 2012	$32,726

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows (in thousands):

As of July 31, 2011	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
Developed technology	5 to 6 years	$6,290	$(1,992)	$4,298	4.48 years
Customer relationships	2 to 7 years	6,574	(1,518)	5,056	4.11 years
Trademarks	6 years	200	(42)	158	4.75 years
Non-compete agreements	1.5 years	1,500	(1,250)	250	0.25 years
Patents	6 years	1,000	(83)	917	5.50 years
Total		$15,564	$(4,885)	$10,679

As of July 31, 2012	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
Developed technology	5 to 6 years	$6,290	$(3,127)	$3,163	3.73 years
Customer relationships	2 to 7 years	6,574	(2,795)	3,779	3.16 years
Trademarks	6 years	200	(75)	125	3.75 years
Non-compete agreements	1.5 years	1,500	(1,500)	—	—
Patents	6 years	1,000	(250)	750	4.50 years
Total		$15,564	$(7,747)	$7,817

We recognized intangible asset amortization expense in the consolidated statements of operations as follows (in thousands):

	Year Ended July 31,
	2010	2011	2012
Cost of products and licenses revenue	$440	$1,059	$1,302
Sales and marketing	553	2,243	1,560
Total intangible asset amortization expense	$993	$3,302	$2,862

As of July 31, 2012, estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows (in thousands):

Fiscal Year Ending July 31,	Estimated Amortization Expense
2013	$2,323
2014	2,323
2015	2,028
2016	903
Thereafter	240
Total	$7,817

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into non-cancelable operating leases for facilities that expire at various dates through January 31, 2021. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. The aggregate future non-cancelable minimum lease payments for our operating leases as of July 31, 2012 and including the new lease for an office space which will house our new corporate headquarters consist of the following:

Fiscal Year Ending July 31,	Operating Leases
2013	$3,146
2014	4,213
2015	4,102
2016	4,092
2017	4,062
2018 and Thereafter	13,227
Total	$32,842

Rent expense for all operating leases amounted to $1.2 million, $1.8 million and $2.0 million during the years ended July 31, 2010, 2011 and 2012.

Our current headquarters, consisting of approximately 63,000 square feet of space in Santa Clara, California, is leased through March 2013. On May 25, 2012, we entered into a new lease agreement, pursuant to which we will lease an office space located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years commencing on February 2013. This new office building will house our new corporate headquarters, which we expect to begin occupying in February 2013. The annual base rent for the new office lease ranges from approximately $3.2 million to $3.9 million over the term of the lease and we are also responsible for the payment of certain operating expenses, including utilities and real estate taxes. Pursuant to the terms of the lease agreement, we were obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In connection with this new office, we are entitled to receive from the landlord leasehold incentives of approximately $6.0 million to make leasehold improvements to the leased properties.

In connection with leases for office space, we received from our lessors leasehold incentives of $0.7 million during the year ended July 31, 2011 to make leasehold improvements to the leased properties. We have recorded the leasehold incentives as a leasehold improvement within property and equipment, net and as deferred rent within other liabilities on the consolidated balance sheets. The deferred rent liability is being amortized to rent expense over the terms of the leases on a straight-line basis. The leasehold improvements are being amortized to expense over the shorter of the period from when the improvements were placed into service until the end of their respective useful lives or the lease terms.

Contract Manufacturer Commitments

The independent contract manufacturer that provides substantially all of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. As of July 31, 2011 and 2012, we had $1.0 million and $3.1 million of open purchase orders with this independent contract manufacturer that may not be cancelable.

Additionally, we recorded a charge of $0.4 million in 2012 for non-cancelable purchase commitments to our contract manufacturer for inventory which we deemed as excess and obsolete. No such charge was recorded in fiscal 2010 or 2011. This amount was recognized in products and licenses cost of revenue in the consolidated statements of operations for the year ended July 31, 2012.
 Guarantees

We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product, or refund our customers the unamortized value of the product based on its estimated useful life, typically five years. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

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

In addition, we may become involved in disputes, litigation and other legal actions in the normal course of business. We record a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed.

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

During fiscal 2011 and 2012, we were engaged in patent litigation with BlueCat Networks (USA), Inc. and BlueCat Networks, Inc. (collectively “BlueCat”) involving claims for infringement of certain of our patents and counterclaims by BlueCat for infringement of certain of their patents, referred to herein as the “BlueCat Litigation.”
On December 15, 2011, we and BlueCat entered into a settlement agreement pursuant to which all claims asserted in the multiple patent litigations between us and BlueCat in the BlueCat Litigation were dismissed without prejudice and the parties released claims of any past, present or future infringement of the patents asserted in the BlueCat Litigation and any patents related thereto. The settlement agreement also provides that, among other things, the parties will not commence patent litigation against each other on any other patents until at least December 15, 2016, and no damages will accrue related to the infringement of any patents through that date. There can be no assurance that patent litigation between the parties will not occur in the future. In addition, a party may reassert the claims of infringement it released under the settlement agreement (and seek past damages) if the other party commences patent litigation against that party after December 15, 2016, and the settlement agreement also would terminate if a third party asserts a claim for infringement of any patent released under the settlement agreement.

NOTE 9.	COMMON STOCK RESERVED FOR ISSUANCE

We had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	As of July 31,
	2011	2012
Conversion of outstanding Series A convertible preferred stock	4,368	—
Conversion of outstanding Series B convertible preferred stock	8,109	—
Conversion of outstanding Series C convertible preferred stock	8,696,095	—
Conversion of outstanding Series D convertible preferred stock	5,444,241	—
Conversion of outstanding Series E convertible preferred stock	8,443,888	—
Conversion of outstanding Series F-1 convertible preferred stock	935,383	—
Conversion of outstanding Series F-2 convertible preferred stock	2,233,132	—
Conversion of outstanding Series F-3 convertible preferred stock	1,076,147	—
Outstanding convertible preferred stock warrants	56,505	—
Outstanding stock options	9,566,792	11,847,046
Shares reserved for future grants	193,268	4,640,628
Shares reserved for employee stock purchase plan	—	1,500,000
Outstanding restricted stock units	—	35,550
Outstanding common stock warrants	336,488	22,831
	36,994,416	18,046,055

Concurrent with the closing of the IPO in April 2012, all shares of our outstanding convertible preferred stock automatically converted into 26,841,363 shares of common stock and all shares of outstanding convertible preferred stock warrants converted to common stock warrants.

NOTE 10.	CONVERTIBLE PREFERRED STOCK

As previously mentioned, concurrent with the closing of the IPO in April 2012, all shares of our outstanding convertible preferred stock automatically converted into 26,841,363 shares of common stock. As such, no shares of convertible preferred stock were authorized, issued and outstanding as of July 31, 2012.
Our convertible preferred stock as of July 31, 2011 consisted of the following (in thousands, except for number of shares):

Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preferences
Series A	1,314	1,311	$1,739	$1,197
Series B	27,060	24,329	1,977	2,000
Series C	29,197,081	26,088,294	7,922	8,113
Series D	17,000,000	16,332,746	22,285	22,376
Series E	26,000,000	25,331,709	43,993	44,021
Series F-1	2,833,043	2,806,150	6,425	3,000
Series F-2	6,738,927	6,699,401	15,610	10,000
Series F-3	3,331,552	3,228,454	7,555	5,010
	85,128,977	80,512,394	$107,506	$95,717

    In connection with our acquisition of Netcordia in May 2010, we issued an aggregate of 12,734,005 shares of our Series F-1, Series F-2 and Series F-3 convertible preferred stock, with an aggregate fair value of $29.6 million. Please refer to Note 6 for more details on the Netcordia acquisition.

The holders of convertible preferred stock had various rights, preferences and privileges as follows:
Conversion Rights
Each share of convertible preferred stock was convertible at the option of the holder into the number of shares of common stock determined by dividing the original issue price by the applicable initial conversion price.
Voting Rights
Each share of convertible preferred stock had a number of votes equal to the number of shares of common stock into which it was convertible.
Dividend Rights
The holders of each share of Series A, Series B, Series C, Series D, Series E, Series F-1, Series F-2 and Series F-3 would have been entitled to noncumulative dividends, as and if declared by our board of directors, at an annual rate equal to 8% of the original issue price per share, in preference to the declaration or payment of any dividend on common stock. After the payment of these dividends, any additional dividends or distributions would be distributed among all holders of common stock and convertible preferred stock in proportion to the number of shares of common stock that would be held by each holder if all shares of convertible preferred stock were converted to common stock at the then-effective conversion rates.
We recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Shares of our convertible preferred stock were not currently redeemable. We classified the convertible preferred stock outside of stockholders’ deficit because, in the event of certain “liquidation events” that were not solely within our control (including merger, acquisition or sale of all or substantially all of our assets), the shares would have become redeemable at the option of the holders. We did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the balance sheet dates.

NOTE 11.	CONVERTIBLE PREFERRED STOCK WARRANTS

In connection with the Netcordia acquisition in May 2010, we issued warrants to purchase 169,517 shares of our Series F convertible preferred stock to holders of Netcordia preferred stock warrants. Concurrent with the closing of the IPO in April 2012, all shares of outstanding convertible preferred stock warrants converted to common stock warrants, of which 22,139 shares were unexercised as of July 31, 2012. As such, the fair value of convertible preferred stock warrants liability of $0.8 million was reclassified to additional paid in capital in the third quarter of 2012. The fair value of the convertible preferred stock warrant liability was estimated to be $0.4 million as of July 31, 2011. The change in the fair value of the convertible preferred stock warrants resulted in a loss of $0.1 million and $0.4 million and during the years ended July 31, 2011 and 2012, which was included in other expense, net in the consolidated statements of operations.

     There were no issuances of convertible preferred stock warrants during the year ended July 31, 2011 or 2012.

We determined the fair value of the warrants using the BSM option pricing model with the following assumptions:

	Year Ended July 31,
	2010	2011	2012
Expected term (in years)	3 – 8	2 – 7	1-7
Risk-free interest rate	2.5%	1.35% – 1.65%	0.83% – 0.96%
Expected volatility	60%	60%	56% – 57%
Dividend rate	—%	—%	—%

NOTE 12.	EMPLOYEE BENEFIT PLANS

Share-based Compensation Plans

Our share-based compensation plans include the 2012 Equity Incentive Plan (the “2012 Plan”), the 2005 Stock Plan (the “2005 Plan”), the 2003 Stock Plan (the “2003 Plan”), the 2000 Stock Plan (the “2000 Plan”) (collectively the “Plans”) and the 2012 Employee Stock Purchase Plan. Under these plans, we have granted (or in the case of acquired plans, assumed) stock options, ESPP awards and RSUs.

2012 Equity Incentive Plan
In April 2012, our board of directors approved and we adopted the 2012 Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), stock bonus awards or performance awards. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options, RSUs, RSAs, SARs, stock bonus awards and performance award may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of July 31, 2012, 4.6 million shares were available for grant under the 2012 Plan.

2005 Stock Plan

In connection with the acquisition of Netcordia, our board of directors approved and we adopted the 2005 Plan in May 2010. The 2005 Plan was established to assume all the outstanding Netcordia options at the closing of the acquisition.

Stock options granted under the 2005 Plan were either ISOs or NSOs. ISOs were granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs were granted to employees, directors or consultants at exercise prices as determined by the board of directors. If, at the time we granted an option, the optionee directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price was at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options were granted with vesting terms as determined by the board of directors. Options expire no more than ten years after the date of grant or earlier if employment or service is terminated. There are currently no shares available for grant under the 2005 Plan and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

2003 Stock Plan

In March 2003, our board of directors approved and we adopted the 2003 Plan. Stock options granted under the 2003 Plan were either ISOs or NSOs. ISOs were granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs were granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price was at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options were granted with vesting terms as determined by the board of directors. Options expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of April 20, 2012, no shares were available for grant under the 2003 Plan and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms. In addition, any shares subject to outstanding awards under the 2003 Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2012 Plan.

2000 Stock Plan

In April 2000, our board of directors approved and we adopted the 2000 Plan. It was subsequently amended on April 4, 2003.

Stock options granted under the 2000 Plan were either ISOs or NSOs. ISOs were granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs were granted to employees, directors or consultants at exercise prices as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price was at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options were granted with vesting terms as determined by the board of directors. Options expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of April 20, 2012, no shares were available for grant under the 2000 Plan and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

Employee Stock Purchase Plan
Concurrent with the effectiveness of our registration statement on Form S-1 on April 19, 2012, the ESPP became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. There have been no shares purchased by employees under the ESPP. The first purchase under our ESPP will be in December 2012. As of July 31, 2012, 1.5 million shares were available for future issuance under the ESPP.

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2010	2011	2012
Cost of revenue	$146	$283	$700
Research and development	580	1,126	2,363
Sales and marketing	1,311	2,546	5,409
General and administrative	651	1,178	2,180
Total stock-based compensation	$2,688	$5,133	$10,652

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of July 31, 2012:

	As of July 31, 2012	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$22,900	2.84
ESPP	6,934	1.19
Restricted stock units	566	3.92
Total unrecognized stock-based compensation balance	$30,400	2.48

Determination of Fair Value

The estimated grant date fair value of all our equity-based awards was calculated using the BSM option-pricing model, based on the following assumptions:

	Year Ended July 31,
	2010	2011	2012
Employee Stock Options:
Expected term (in years)	6.08	6.08	6.08
Risk-free interest rate	1.98%	1.73%	0.9%
Expected volatility	60%	60%	56%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$3.07	$4.74	$5.75

ESPP:
Expected term (in years)	—	—	0.67 – 2.17
Risk-free interest rate	—%	—%	0.15% – 0.31%
Expected volatility	—%	—%	53% – 58%
Dividend rate	—%	—%	—%
Weighted average fair value per share	—	—	$9.40

Pre-IPO Common Stock Valuations
For all option grants prior to our IPO of common stock, the fair value of the common stock underlying the option grants was determined by our board of directors, with the assistance of management, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Because there was no public market before our IPO for our common stock, our board of directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock and general and industry specific economic outlook. We did not grant stock options with an exercise price that was less than the fair value of the underlying common stock as determined at the time of grant by our board of directors. The fair value of the underlying common stock was determined by our board of directors until our IPO.

Post-IPO Common Stock Valuations
Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

The fair value of each grant of stock options was determined using the BSM option pricing model and assumptions discussed below. Each of the fair value inputs is subjective and generally requires significant judgment to determine.

Expected Term-The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” we determine the expected term using the simplified method as provided by the SEC. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants, we estimate expected term using historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award. The expected term for the ESPP is based on the term of the purchase period.

Risk-Free Interest Rate-The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option's expected term.

Expected Volatility-Since we only have a short trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.

Dividend Rate-The expected dividend is based on our history and expected dividend payouts. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Forfeiture Rate-We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Stock Option Activities

The following table summarizes the stock option activity and related information as of and for the three years ended July 31, 2012 under our Plans:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of July 31, 2009	5,903,063	$1.67	6.90	$2,689
Options granted	4,559,765	4.33
Options exercised	(712,585)	1.11
Options forfeited/expired	(369,837)	3.22
Outstanding as of July 31, 2010	9,380,406	$2.94	7.50	$32,237
Options granted	2,214,969	8.46
Options exercised	(1,558,600)	0.76
Options forfeited/expired	(469,983)	5.32
Outstanding as of July 31, 2011	9,566,792	$4.46	7.63	$50,224
Options granted	3,274,557	10.84
Options exercised	(629,244)	3.58
Options forfeited/expired	(365,059)	7.89
Outstanding as of July 31, 2012	11,847,046	$6.16	7.30	$176,037
Vested and expected to vest - July 31, 2012	11,237,592	$5.97	7.21	$169,128
Exercisable - July 31, 2012	6,103,203	$3.58	5.94	$106,454

The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period and the exercise price multiplied by the number of the related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company's common stock on the date of the exercise and the exercise price of each option, was $2.7 million, $12.6 million and $5.9 million for 2010, 2011 and 2012. Total grant date fair value of options vested during 2010, 2011 and 2012 was $1.6 million, $4.7 million and $6.7 million.

As of July 31, 2011 and 2012, 56,585 and 52,365 shares of common stock issued under the 2003 Plan remained subject to repurchase rights due to the early exercise of stock options. As of July 31, 2011 and 2012, our repurchase price relating to common stock subject to repurchase was $0.2 million and $0.3 million. These amounts were included as part of accounts payable and accrued liabilities and other liabilities on the consolidated balance sheets. The exercise of these options has been included in the option activity table above.

The following table summarizes information about stock options outstanding and exercisable under the Plans as of July 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share	Number of Shares Underlying Exercisable Options	Weighted-Average Exercise Price per Share
		(In Years)
$0.12 – $1.68	1,802,248	3.89	$1.32	1,777,657	$1.33
$1.71 - $2.49	1,494,623	5.60	$2.13	1,348,328	$2.14
$2.94 – $3.36	558,274	5.74	$3.18	558,274	$3.18
$4.53	2,013,560	7.58	$4.53	1,184,741	$4.53
$6.33	1,363,354	7.88	$6.33	677,534	$6.33
$7.08	215,848	8.35	$7.08	83,474	$7.08
$9.12	1,544,705	9.05	$9.12	62,685	$9.12
$9.33 - $9.66	1,219,563	8.57	$9.54	400,677	$9.53
$9.78 - $16.00	1,584,735	9.60	$12.37	9,397	$10.67
$17.48 - $246.60	50,136	9.34	$20.42	436	$246.60
	11,847,046	7.30	$6.16	6,103,203	$3.58

Restricted Stock Units Activities

RSUs generally vest ratably over a period of four years from the date of grant subject to the employee’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding. RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

As we just started granting RSUs in 2012, there were no RSUs outstanding prior to 2012. During 2012, we granted 35,550 RSUs, which all remained outstanding as of July 31, 2012, with a weighted-average grant date fair value per share of $18.68. There were no RSUs which vested nor forfeited or cancelled during the year ended July 31, 2012.

Shares Available for Grant
The following table presents the stock grant activity and the total number of shares available for grant under the 2012 Plan as of July 31, 2012:

2012 Plan
Available at August 1, 2011	—
Authorized (1)	5,025,101
Options granted	(487,695)
RSUs granted	(35,550)
Options forfeited/expired(2)	138,772
Balance at July 31, 2012	4,640,628

(1)
Shares of common stock reserved for issuance under the 2012 Equity Incentive Plan consist of (a) 5,000,000 shares of common stock reserved for future issuance under the 2012 Plan and (b) 25,101 shares of common stock previously reserved but unissued under the 2003 Plan on the effective date of the 2012 Plan that are now available for issuance under the 2012 Plan. In addition, any shares subject to outstanding awards under the 2003 Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2012 Plan.

(2)	Includes canceled or expired options under the 2003 Plan that expired unexercised which become available for grant under the 2012 Plan according to its terms.

Employee 401(k) Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all of our United States employees. Each participant in the plan could elect to contribute up to $16,500 of his or her annual compensation to the plan for each of the calendar years 2010 and 2011 and up to $17,000 in 2012. Individuals who were 50 or older could contribute up to $22,000 of their annual income. Although the plan provides for a discretionary employer matching contribution, to date we have not made such a contribution on behalf of employees.

NOTE 13.	INCOME TAXES

Our geographical breakdown of income (loss) before provision for income taxes for the years ended July 31, 2010, 2011, and 2012 is as follows (in thousands):

	Year Ended July 31,
	2010	2011	2012
Domestic	$8,190	$(5,218)	$(9,203)
International	(191)	698	1,737
Income (loss) before provision for income taxes	$7,999	$(4,520)	$(7,466)

 The components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2010	2011	2012
Current:
Foreign	$337	$327	$751
State	431	381	360
Federal	243	163	(353)
Total current	1,011	871	758
Deferred:
Foreign	—	(69)	(14)
Provision for income taxes	$1,011	$802	$744

The reconciliation of the statutory federal income tax and our effective income tax is as follows (in thousands):

	Year Ended July 31,
	2010	2011	2012

Tax at statutory federal rate	$2,800	$(1,582)	$(2,613)
State tax—net of federal benefit	280	248	230
Stock-based compensation and other permanent items	(1,379)	1,241	2,710
Change in valuation allowance	(1,340)	1,128	1,017
R&D credit	—	(425)	(382)
Alternative minimum tax	243	163	(353)
Foreign rate differential	404	14	130
Other	3	15	5
Provision for income taxes	$1,011	$802	$744

The components of the deferred tax assets, net are as follows (in thousands):

	As of July 31,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$32,327	$26,282
Deferred revenue	4,604	7,016
Tax credit carryforwards	3,237	3,726
Accruals, reserves and other	2,740	3,631
Stock-based compensation	1,490	2,944
Gross deferred tax asset	44,398	43,599
Valuation allowance	(40,518)	(40,571)
Total deferred tax asset	3,880	3,028

Deferred tax liabilities:
Other identified intangibles	(2,885)	(2,017)
Other fixed assets depreciation	(926)	(928)
Total deferred tax liability	(3,811)	(2,945)
Net deferred tax assets	$69	$83

Recognition of deferred tax assets is appropriate when realization of these assets is more-likely-than-not. Based upon the weight of available evidence, which includes our historical operating performance and our ability to generate sufficient U.S. taxable income in the future, we recorded a full valuation allowance of $40.5 million and $40.6 million against the net U.S. deferred tax assets as of July 31, 2011 and 2012. The net valuation allowance increased by $0.1 million during the year ended July 31, 2012. The need for valuation allowance is subject to adjustment in future periods if sufficient positive evidence exists to support reversal.

As of July 31, 2012, we had U.S. federal net operating loss carryforwards of $72.9 million and California net operating loss carryforwards of $41.9 million. The federal net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2024 if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2018 if not utilized. Additionally, as of July 31, 2012, we had U.S. federal and California research and development credit carryforwards of $3.1 million and $2.5 million. The federal credit carryforwards will begin to expire at various dates beginning in 2023 while the California credit carryforwards can be carried over indefinitely.

Net operating losses of approximately $5.0 million have not been included in the deferred tax asset table above as these net operating losses are attributable to excess tax benefits associated with share-based payment grants. These benefits will not be recognized in the financial statements until they result in a reduction in taxes on a tax return. When recognized in the financial statements, the tax benefit will be recorded to stockholders' equity (deficit). During the year ended 2011, we recognized approximately 0.1 million of excess tax benefits which resulted in a credit to stockholders' equity (deficit). Excess tax benefits associated with share-based payment grants were insignificant in 2012.

Utilization of our net operating loss and credit carryforwards may be subject to a substantial annual limitation provided for in the Internal Revenue Code and similar state codes. Such annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization. We do not believe that such limitation rules will have a material impact on the financial statements.

Our policy with respect to our undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. At July 31, 2012, the undistributed earnings approximated $1.8 million. The determination of the future tax consequence of the remittance of these earnings is not practicable.

For the years ended July 31, 2010, 2011 and 2012, our provision for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable and no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets. Our provisions for income taxes in 2010, 2011 and 2012 were $1.0 million, $0.8 million and $0.7 million. Our effective tax rates for 2010, 2011 and 2012 were 12.6%, (17.7%) and (10.0%). Our provisions in 2010 and 2011 consisted of federal alternative minimum tax, state and foreign taxes. The changes in both our provision for income taxes and our effective tax rate from 2010 to 2011 were principally attributable to the $12.5 million decrease in pre-tax income from 2010 to 2011.

The changes in both our provision for income taxes and our effective tax rate from 2011 to 2012 were principally attributable to the $0.4 million tax benefit due to a favorable ruling received from the IRS offset by higher foreign income tax in 2012. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2012 consisted primarily of current tax provision for state and foreign taxes.

Uncertain Tax Positions

As of July 31, 2010, 2011 and 2012, and we had gross unrecognized tax benefits of $0.8 million, $1.0 million and $1.3 million. These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on our effective tax rate would not be material due to the full valuation allowance. We have not accrued interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended July 31, 2010, 2011 and 2012. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Year Ended July 31,
	2010	2011	2012
Gross unrecognized tax benefits beginning balance	$665	$791	$998
Increases related to tax positions taken during current year	126	241	200
Increases/(Decreases) related to tax positions from prior years	—	(34)	144
Gross unrecognized tax benefits	$791	$998	$1,342

We believe that there will not be any significant changes in our unrecognized tax benefits in the next 12 months.

We are subject to taxation in the United States, various states and several foreign jurisdictions. We are not currently under examination in any major jurisdiction.

NOTE 14.	SEGMENT INFORMATION

We operate as one reportable segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended July 31,
	2010	2011	2012
Americas	$62,620	$82,730	$108,660
Europe, Middle East and Africa	29,266	35,190	40,666
Asia Pacific	10,282	14,915	19,920
Total net revenue	$102,168	$132,835	$169,246

Included within the Americas total in the above table was revenue from sales in the U.S. of $60.3 million, $77.7 million and $100.6 million during the years ended July 31, 2010, 2011 and 2012. Aside from the U.S., no other country comprised 10% of our net revenue for the years ended July 31, 2010, 2011 or 2012.

Our property and equipment, net by location is summarized as follows (in thousands):

	As of July 31,
	2011	2012
Americas	$4,859	$6,180
Asia Pacific	141	194
Europe, Middle East and Africa	87	124
	$5,087	$6,498

Included within the Americas total in the above table was property and equipment, net in the U.S. of $4.7 million and $6.1 million as of July 31, 2011and 2012.

UNAUDITED QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited quarterly consolidated statement of operations data for each of the last eight quarters in the period ended July 31, 2012. The unaudited quarterly consolidated statement of operations data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2011

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2010	2011	2011	2011
	(In thousands)
Net revenue:
Products and licenses	$17,963	$19,847	$18,387	$24,077
Services	11,214	12,631	13,400	15,316
Total net revenue	29,177	32,478	31,787	39,393
Cost of revenue:
Products and licenses	3,469	3,996	4,204	4,983
Services	2,514	3,113	2,992	3,568
Total cost of revenue	5,983	7,109	7,196	8,551
Gross profit	23,194	25,369	24,591	30,842
Operating expenses:
Research and development	5,879	6,905	7,358	9,463
Sales and marketing	14,759	15,831	17,001	19,799
General and administrative	2,110	2,421	3,055	3,245
Total operating expenses	22,748	25,157	27,414	32,507
Income (loss) from operations	446	212	(2,823)	(1,665)
Other expense, net	(117)	(211)	(212)	(150)
Income (loss) before provision from income taxes	329	1	(3,035)	(1,815)
Provision for income taxes	123	339	39	301
Net income (loss)	$206	$(338)	$(3,074)	$(2,116)

Net income (loss) per share - basic and diluted	$—	$(0.03)	$(0.31)	$(0.20)

Fiscal 2012

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2011	2012	2012	2012
	(In thousands)
Net revenue:
Products and licenses	$22,691	$23,547	$24,558	$24,216
Services	16,664	17,840	18,866	20,864
Total net revenue	39,355	41,387	43,424	45,080
Cost of revenue:
Products and licenses	4,694	5,030	6,004	6,050
Services	3,571	3,736	3,781	4,254
Total cost of revenue	8,265	8,766	9,785	10,304
Gross profit	31,090	32,621	33,639	34,776
Operating expenses:
Research and development	8,906	8,979	8,987	9,752
Sales and marketing	19,673	20,605	21,691	24,505
General and administrative	3,677	3,716	3,757	4,398
Total operating expenses	32,256	33,300	34,435	38,655
Loss from operations	(1,166)	(679)	(796)	(3,879)
Other expense, net	(168)	(171)	(449)	(158)
Loss before provision (benefit) from income taxes	(1,334)	(850)	(1,245)	(4,037)
Provision (benefit) for income taxes	435	226	(226)	309
Net loss	$(1,769)	$(1,076)	$(1,019)	$(4,346)

Net loss per share - basic and diluted	$(0.16)	$(0.10)	$(0.07)	$(0.10)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2012, the end of the period covered by this annual report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of July 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Exemption from Management's Report on Internal Control Over Financial Reporting-

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial Statements:

2.Financial Statement Schedule:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.
3.Exhibits:
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INFOBLOX INC.

Dated: September 13, 2012	By:	/S/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert D. Thomas and Remo E. Canessa, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Robert D. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2012
Robert D. Thomas

/S/ Remo E. Canessa	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2012
Remo E. Canessa

/S/ Thomas E. Banahan	Director	September 13, 2012
Thomas E. Banahan

/S/ Laura C. Conigliaro	Director	September 13, 2012
Laura C. Conigliaro

/S/ Fred M. Gerson	Director	September 13, 2012
Fred M. Gerson

/S/ Michael L. Goguen	Director	September 13, 2012
Michael L. Goguen

/S/ Frank J. Marshall	Director	September 13, 2012
Frank J. Marshall

/S/ Daniel J. Phelps	Director	September 13, 2012
Daniel J. Phelps

Exhibit Index

Exhibit Number	Exhibit Title	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date
3.01	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-178925	3.05	April 16, 2012
3.02	Form of Restated Certificate of Incorporation of the Registrant.	S-1	333-178925	3.02	April 9, 2012
3.03	Form of Restated Bylaws of the Registrant.	S-1	333-178925	3.04	April 9, 2012
4.01	Form of Registrant's Common Stock Certificate.	S-1	333-178925	4.01	April 9, 2012
4.02	Third Amended and Restated Investors' Rights Agreement by and among the Registrant and the Preferred Stockholders of the Registrant dated May 1, 2010.	S-1	333-178925	4.02	January 6, 2012
10.01	Form of Indemnity Agreement.	S-1	333-178925	10.01	April 9, 2012
10.02	2003 Stock Plan and Form of Option Grant.	S-1	333-178925	10.02	January 6, 2012
10.03	2005 Stock Plan.	S-1	333-178925	10.03	January 6, 2012
10.04	2012 Equity Incentive Plan and Form of Equity Award Agreements.	S-1	333-178925	10.04	April 9, 2012
10.05	2012 Employee Stock Purchase Plan.	S-1	333-178925	10.05	April 9, 2012
10.06	Lease Agreement between Registrant and Mission West Properties, L.P., dated March 17, 2006, as amended on April 15, 2006 and March 15, 2010.	S-1	333-178925	10.06	January 6, 2012
10.07	Lease Agreement between Registrant and 3111-3141 Coronado Drive Associates, LLC, dated May 25, 2012.	10-Q	001-35507	10.04	June 1, 2012
10.08††	Flextronics Infrastructure Manufacturing Services Agreement with Flextronics Telecom Systems, Ltd., dated February 9, 2011.	S-1	333-178925	10.07	January 6, 2012
10.09	Offer Letter to Robert D. Thomas from the Registrant, dated August 3, 2004, as amended on December 5, 2008.	S-1	333-178925	10.08	January 6, 2012
10.10	Form of Change in Control Severance Agreement for Robert D. Thomas, to be entered into prior to the closing of this offering.	S-1	333-178925	10.09	January 6, 2012
10.11	Offer Letter to Remo E. Canessa from the Registrant, dated October 7, 2004, as amended on December 5, 2008.	S-1	333-178925	10.10	January 6, 2012
10.12	Offer Letter to Mark S. Smith from the Registrant, dated October 21, 2004, as amended on December 8, 2008.	S-1	333-178925	10.13	January 6, 2012
10.13	Infoblox Bonus Plan - FY 2012.	S-1	333-178925	10.15	January 6, 2012
10.14	Infoblox FY 2012 World Wide Sales Compensation Plan.	S-1	333-178925	10.17	January 6, 2012
10.15	Form of Change in Control Severance Agreement.	S-1	333-178925	10.21	April 9, 2012
23.01*	Consent of Independent Registered Public Accounting Firm
24.01*	Power of Attorney (included on Page 117)
31.01*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
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

††
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.