Form 10-Q
period 2012-10-31
INFOBLOX INC
filed 2012-12-04
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at November 26, 2012
Common Stock, $0.0001 par value per share	47,274,166

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,067	$156,613
Short-term investments	88,090	—
Accounts receivable, net	25,912	26,819
Inventory	2,845	2,560
Deferred tax assets	1,577	1,577
Prepaid expenses and other current assets	4,285	4,159
Total current assets	202,776	191,728
Property and equipment, net	8,307	6,498
Restricted cash	3,501	3,803
Intangible assets, net	7,237	7,817
Goodwill	32,726	32,726
Other assets	368	411
TOTAL ASSETS	$254,915	$242,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,942	$11,607
Accrued compensation	12,713	10,295
Deferred revenue, net	56,783	56,184
Total current liabilities	82,438	78,086
Deferred revenue, net	21,465	20,483
Deferred tax liability	1,494	1,494
Other liabilities	1,350	845
TOTAL LIABILITIES	106,747	100,908
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000,000 shares authorized as of October 31, 2012 and July 31, 2012; no shares issued or outstanding as of October 31, 2012 and July 31, 2012	—	—
Common stock, $0.0001 par value per share—100,000,000 shares authorized; 47,023,622 shares and 45,737,770 shares issued and outstanding as of October 31, 2012 and July 31, 2012	5	5
Additional paid-in capital	258,749	250,206
Accumulated other comprehensive loss	(60)	—
Accumulated deficit	(110,526)	(108,136)
TOTAL STOCKHOLDERS’ EQUITY	148,168	142,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,915	$242,983

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Net revenue:
Products and licenses	$27,098	$22,691
Services	22,407	16,664
Total net revenue	49,505	39,355
Cost of revenue:
Products and licenses	5,840	4,694
Services	4,249	3,571
Total cost of revenue	10,089	8,265
Gross profit	39,416	31,090
Operating expenses:
Research and development	10,214	8,906
Sales and marketing	25,631	19,673
General and administrative	5,658	3,677
Total operating expenses	41,503	32,256
Loss from operations	(2,087)	(1,166)
Other expense, net	(106)	(168)
Loss before provision for income taxes	(2,193)	(1,334)
Provision for income taxes	197	435
Net loss	$(2,390)	$(1,769)

Net loss per share - basic and diluted	$(0.05)	$(0.16)

Weighted-average shares used in computing net loss per share - basic and diluted	45,990	11,037
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Net loss	$(2,390)	$(1,769)
Other comprehensive loss
Unrealized holding losses on short-term investments arising during the period, net of tax and reclassification adjustments for amounts included in net loss	(60)	—
Comprehensive loss	$(2,450)	$(1,769)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,390)	$(1,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	4,922	1,692
Depreciation and amortization	1,438	1,564
Excess tax benefits from employee stock plans	(154)	—
Amortization of investment premium	27	—
Changes in operating assets and liabilities:
Accounts receivable, net	907	(1,225)
Inventory	(285)	(242)
Prepaid expenses, other current assets and other assets	(134)	(462)
Accounts payable and accrued liabilities	44	97
Accrued compensation	2,418	(483)
Deferred revenue, net	1,581	3,196
Other liabilities	505	(218)
Net cash provided by operating activities	8,879	2,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(88,177)	—
Purchases of property and equipment	(923)	(1,173)
Decrease in restricted cash	532	—
Net cash used in investing activities	(88,568)	(1,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	3,224	342
Payment of remaining unpaid initial public offering costs	(235)	—
Excess tax benefits from employee stock plans	154	—
Net cash provided by financing activities	3,143	342
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,546)	1,319
CASH AND CASH EQUIVALENTS—Beginning of period	156,613	42,207
CASH AND CASH EQUIVALENTS—End of period	$80,067	$43,526
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$2,031	$—
Cash paid for income taxes, net	$256	$557
Change in liability due to vesting of early exercised stock options, net	$58	$45
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Infoblox Inc. (together with our subsidiaries, “we,” “us” or “our”) was originally incorporated in the State of Illinois in February 1999 and was reincorporated in the State of Delaware in May 2003. We are headquartered in Santa Clara, California and have subsidiaries and representative offices located throughout the world. We provide a broad family of enterprise and service provider-class solutions to automate management of the critical network infrastructure services needed for secure, scalable and fault-tolerant connections between applications, devices and users.

Initial Public Offering
On April 25, 2012, we completed our initial public offering of our common stock whereby 6,869,343 shares of common stock were sold by us (inclusive of 1,125,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 1,755,657 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $16.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $109.9 million. The net proceeds from the offering were $98.2 million after deducting underwriting discounts of approximately $7.7 million and commissions and offering expenses of approximately $4.0 million. We did not receive any proceeds from the sales of shares by the selling stockholders.

Secondary Offering
On October 11, 2012, we closed a secondary offering, in which certain stockholders of our company offered 5,000,000 shares of common stock at a price to the public of $20.00 per share. The aggregate offering price for shares sold in the offering was $96.0 million, net of underwriting discounts and commissions. The underwriters did not exercise their option to purchase 750,000 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in this offering. In connection with this offering, we incurred approximately $0.8 million expenses, which were included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended October 31, 2012.
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of October 31, 2012, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended October 31, 2012 and 2011 are unaudited. The condensed consolidated balance sheet as of July 31, 2012 is derived from the audited consolidated financial statements for the year ended July 31, 2012. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2012, our results of operations, our comprehensive loss and cash flows for the three months ended October 31, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the three months ended October 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2013.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Except for the fair value and cash, cash equivalents and short-term investments policies described below, there have been no other significant changes in our accounting policies during the three months ended October 31, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2012.

Cash, Cash Equivalents and Short-term Investments

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits with banks, highly liquid investments in money market funds, U.S. Treasury securities and certificates of deposit which are readily convertible into cash.

Short-term Investments

Investments with original maturities at purchase of greater than three months are classified as short-term or long-term investments. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

Our investments in publicly-traded debt securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the condensed consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in the condensed consolidated statements of operations.

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our condensed consolidated statements of operations. During the three months ended October 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we transact, and consider assumptions that market participants would use when pricing the asset or liability. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level I - Quoted prices in active markets for identical assets or liabilities.

Level II - Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. These inputs are valued using market based approaches.

Level III - Inputs are unobservable inputs based on management assumptions. These inputs, if any, are valued using internal financial models.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, allowances for doubtful accounts and sales returns, valuation of inventory, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation and accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions.. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. Our cash, cash equivalents, short-term investments and restricted cash are invested in high-credit quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
We mitigate credit risk in respect to accounts receivable by performing ongoing credit evaluations of our customers and maintaining a reserve for potential credit losses. In addition, we generally require our customers to prepay for maintenance and support services to mitigate the risk of uncollectible accounts receivable.
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended October 31, 2012 and 2011, we did not have any customers that represented more than 10% of our total net revenue. As of October 31, 2012 and July 31, 2012, no customer accounted for more than 10% of our total gross accounts receivable.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, in December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of income. We adopted both standards during the first quarter of fiscal 2013 and the adoption did not have any impact on our financial position or results of operations. We now present comprehensive loss in a separate statement following the condensed consolidated statements of operations.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for us in fiscal 2013.  We adopted this standard during the first quarter of fiscal 2013 and the adoption did not have a material impact on our condensed consolidated financial statements.

NOTE 2. NET INCOME (LOSS) PER SHARE
We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon the exercise of stock options or warrants, upon the conversion of convertible preferred stock and upon the vesting of restricted stock units, or RSUs, under the treasury stock method.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Stock options to purchase common stock	7,357	6,436
Common stock warrants and restricted stock units	61	336
Convertible preferred stock	—	26,841
Convertible preferred stock warrants	—	57

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash Equivalents and Short-term Investments

The following table summarizes our cash equivalents and short-term investments as of October 31, 2012:

	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash equivalents:
U.S. Treasury securities	$10,007	$—	$10,007
Money market funds	2,144	—	2,144
FDIC-backed certificates of deposit	240	—	240
Total cash equivalents	12,391	—	12,391
Short-term investments:
U.S. Treasury securities	61,113	(32)	61,081
U.S. government agency securities	19,597	(19)	19,578
FDIC-backed certificates of deposit	7,440	(9)	7,431
Total short-term investments	88,150	(60)	88,090
Total cash equivalents and short-term investments	$100,541	$(60)	$100,481

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of October 31, 2012:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$49,843	$49,821
Due between one to two years	38,307	38,269
Total	$88,150	$88,090

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements

The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at October 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total
	(In thousands)
Financial Assets
Cash equivalents:
U.S. Treasury securities	$10,007	$—	$—	$10,007
Money market funds	2,144	—	—	2,144
FDIC-backed certificates of deposit	—	240	—	240
Total cash equivalents	12,151	240	—	12,391
Short-term investments:
U.S. Treasury securities	61,081	—	—	61,081
U.S. government agency securities	—	19,578	—	19,578
FDIC-backed certificates of deposit	—	7,431	—	7,431
Total short-term investments	61,081	27,009	—	88,090

Restricted cash:
Money market funds	3,400	—	—	3,400
Time deposits	201	—	—	201
Total restricted cash	3,601	—	—	3,601
Total financial assets	$76,833	$27,249	$—	$104,082

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at July 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets (Level I)	Significant Other Observable Remaining Inputs (Level II)	Significant Other Unobservable Remaining Inputs (Level III)	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$100,723	$—	$—	$100,723
Restricted cash:
Money market funds	3,400	—	—	3,400
Time deposits	733	—	—	733
Total restricted cash	4,133	—	—	4,133
Total financial assets	$104,856	$—	$—	$104,856

We value our Level I assets, consisting primarily of money market funds, U.S. Treasury securities and restricted cash, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level II inputs consist of U.S. government agency securities and Federal Deposit Insurance Corporation, or FDIC-backed certificates of deposit. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments because the inputs used in the valuation model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the financial assets.

There were no transfers between Level I, Level II and Level III fair value hierarchies during the three months ended October 31, 2012.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	October 31, 2012	July 31, 2012
	(In thousands)
Raw materials	$136	$132
Finished goods	2,709	2,428
Total inventory	$2,845	$2,560

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	October 31, 2012	July 31, 2012
	(In thousands)
Deferred revenue:
Products and licenses	$9,139	$10,044
Services	70,661	68,256
Total deferred revenue	79,800	78,300
Deferred cost of revenue:
Products and licenses	1,388	1,445
Services	164	188
Total deferred cost of revenue	1,552	1,633
Total deferred revenue, net	78,248	76,667
Less current portion	56,783	56,184
Noncurrent portion	$21,465	$20,483

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides substantially all of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. As of October 31, 2012 and July 31, 2012, we had $2.4 million and $3.1 million of open purchase orders with this independent contract manufacturer.
Guarantees
We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have, at our option and expense, the ability to repair any infringement, replace product with a non-infringing functionally equivalent product, or refund our customers the unamortized value of the product based on its estimated useful life, typically five years. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantees and indemnification arrangements have not had any significant impact on our condensed consolidated financial statements to date.
Loss Contingencies and Legal Proceedings
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the range of loss can be reasonably estimated. However, the actual loss in any such contingency may be materially different from our estimates, which could result in the need to record additional expenses. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. We regularly evaluate current information available to management to determine whether such accruals should be adjusted and whether new accruals are required in the periods presented.
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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, employee stock purchase plan, or ESPP, purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Cost of revenue	$428	$99
Research and development	1,212	358
Sales and marketing	2,484	810
General and administrative	798	425
	$4,922	$1,692

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Stock options	$2,141	$1,692
ESPP	2,187	—
RSUs	594	—
	$4,922	$1,692
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of October 31, 2012:

	As of October 31, 2012	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$19,967	2.67
RSUs	15,305	3.84
ESPP	4,866	1.08
Total unrecognized stock-based compensation balance	$40,138	2.92

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Three Months Ended October 31,
	2012	2011
Expected term (in years)	6.08	6.27
Risk-free interest rate	0.90%	0.96%
Expected volatility	53%	56%
Dividend rate	—%	—%
Weighted average fair value per share	$10.12	$4.85

Stock Option Activities

A summary of the option activity under our stock plans during the three months ended October 31, 2012 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2012	11,847	$6.16
Options granted	34	20.21
Options exercised	(1,286)	2.65
Options canceled due to forfeitures and expirations	(383)	7.68
Outstanding as of October 31, 2012	10,212	$6.59	7.21	$102,620
Vested and expected to vest - October 31, 2012	9,911	$6.49	7.17	$100,633
Exercisable - October 31, 2012	5,363	$4.15	5.99	$66,919

Restricted Stock Units Activities

A summary of the restricted stock unit activity during the three months ended October 31, 2012 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2012	36	$18.68
Granted	887	20.14
Cancellations due to forfeitures	(19)	19.47
Outstanding as of October 31, 2012	904	$20.09

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 7. INCOME TAXES

The provisions for income tax for the three months ended October 31, 2012 and 2011 were $0.2 million and $0.4 million. The provision for income tax consists of state and foreign income taxes. The decrease in the provision for income taxes for the three months ended October 31, 2012 compared to the same period in prior year was principally attributable to lower foreign income taxes. For the three months ended October 31, 2012 and 2011, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable, and we realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of October 31, 2012 and July 31, 2012. In determining future taxable income, we make assumptions to forecast the reversal of temporary differences, the implementation of any feasible and prudent tax planning strategies and federal, state and international operating income. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended October 31, 2012, there have been no material changes to the total amount of unrecognized tax benefits.

NOTE 8. SEGMENT INFORMATION

We operate as one reportable segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Americas	$32,643	$25,108
Europe, Middle East and Africa ("EMEA")	11,703	8,804
Asia Pacific ("APAC")	5,159	5,443
	$49,505	$39,355
Included within the Americas total in the above table is revenue from sales in the U.S. of $31.0 million and $22.5 million for the three months ended October 31, 2012 and 2011. Aside from the U.S., no other country comprised more than 10% of our net revenue for three months ended October 31, 2012 and 2011.
Our property and equipment, net by location is summarized as follows:

	October 31, 2012	July 31, 2012
	(In thousands)
Americas	$7,972	$6,180
APAC	216	194
EMEA	119	124
	$8,307	$6,498
Included within the Americas total in the above table is property and equipment, net in the U.S. of $7.9 million and $6.1 million as of October 31, 2012 and July 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “assumes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 14, 2012. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Infoblox,” “we,” “us,” and “our” refer to Infoblox and its consolidated subsidiaries.
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
We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. For the three months ended October 31, 2012 and 2011, services revenue was 45.3% and 42.3% of our net revenue in the respective periods.
We sell our products and services to enterprises and government entities primarily through our channel partners, including distributors, systems integrators, managed service providers and value-added resellers in the United States and internationally. We also have a field sales force that sells our solution directly to certain end customers, and typically works closely with our channel partners in all phases of initial sales of our products and services. Our sales are in three geographic regions: Americas, EMEA and APAC. During the three months ended October 31, 2012, 66.0% of our net revenue was generated from the Americas, 23.6% was generated from EMEA, and 10.4% was generated from APAC. During the three months ended October 31, 2011, 63.8% of our net revenue was generated from the Americas, 22.3% was generated from EMEA, and 13.9% was generated from APAC.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of our net revenue for the three months ended October 31, 2012 and 2011.

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Net revenue:
Products and licenses	$27,098	$22,691
Services	22,407	16,664
Total net revenue	49,505	39,355
Cost of revenue(1):
Products and licenses(2)	5,840	4,694
Services	4,249	3,571
Total cost of revenue	10,089	8,265
Gross profit	39,416	31,090
Operating expenses:
Research and development(1)	10,214	8,906
Sales and marketing(1) (2)	25,631	19,673
General and administrative(1)	5,658	3,677
Total operating expenses	41,503	32,256
Loss from operations	(2,087)	(1,166)
Other expense, net	(106)	(168)
Loss before provision for income taxes	(2,193)	(1,334)
Provision for income taxes	197	435
Net loss	$(2,390)	$(1,769)

	Three Months Ended October 31,
	2012	2011
	(As a % of net revenue)
Net revenue:
Products and licenses	54.7%	57.7%
Services	45.3	42.3
Total net revenue	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.8	11.9
Services	8.6	9.1
Total cost of revenue	20.4	21.0
Gross margin	79.6	79.0
Operating expenses:
Research and development(1)	20.6	22.6
Sales and marketing(1) (2)	51.8	50.0
General and administrative(1)	11.4	9.3
Total operating expenses	83.8	81.9
Operating margin	(4.2)	(2.9)
Other expense, net	(0.2)	(0.5)
Loss before provision for income taxes	(4.4)	(3.4)
Provision for income taxes	0.4	1.1
Net loss	(4.8)%	(4.5)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Stock-based compensation:
Cost of revenue	$428	$99
Research and development	1,212	358
Sales and marketing	2,484	810
General and administrative	798	425
Total stock-based compensation	$4,922	$1,692

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$254	$330
Sales and marketing	327	579
Total intangible asset amortization expense	$581	$909
Results of Operations for the Three Months Ended October 31, 2012 and 2011
The following table presents our net revenue for the three months ended October 31, 2012 and related changes from the period in prior year:
Net Revenue

	Three Months Ended October 31,		Change in
	2012	2011	$	%
	(Dollars in thousands)
Products and licenses	$27,098	$22,691	$4,407	19.4%
Services	22,407	16,664	5,743	34.5%
Total net revenue	$49,505	$39,355	$10,150	25.8%

Our net revenue increased by $10.2 million, or 25.8%, to $49.5 million during the three months ended October 31, 2012 from $39.4 million during the three months ended October 31, 2011.
Products and licenses revenue increased by $4.4 million, or 19.4%, to $27.1 million during the three months ended October 31, 2012 from $22.7 million during the three months ended October 31, 2011. The change was due primarily to higher unit sales and, to a lesser extent, an increase in the mix of higher capacity products, which generally sell for higher prices.
Services revenue increased $5.7 million, or 34.5%, to $22.4 million during the three months ended October 31, 2012 from $16.7 million during the three months ended October 31, 2011. The increase in our services revenue reflects the growth in our customer base and the strength of our renewals business. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Gross Profit

	Three Months Ended October 31,		Change in
	2012	2011	$	%
	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$21,258	$17,997	$3,261	18.1%
Products and licenses gross margin	78.4%	79.3%		(0.9)
Services Gross Profit:
Services gross profit	$18,158	$13,093	$5,065	38.7%
Services gross margin	81.0%	78.6%		2.4
Total Gross Profit:
Total gross profit	$39,416	$31,090	$8,326	26.8%
Total gross margin	79.6%	79.0%		0.6
Total gross margin for the three months ended October 31, 2012 was essentially unchanged compared to the three months ended October 31, 2011. The 0.9 percentage point decrease in products and licenses gross margin was primarily due to shipments of our next generation appliances, which have a higher cost. The 2.4 percentage point increase in services gross margin was principally the result of personnel costs growing more slowly than services revenue.
Operating Expenses

	Three Months Ended October 31,		Change in
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$10,214	$8,906	$1,308	14.7%
Sales and marketing	25,631	19,673	5,958	30.3%
General and administrative	5,658	3,677	1,981	53.9%
Total operating expenses	$41,503	$32,256	$9,247	28.7%

Research and Development Expenses
Research and development expenses increased by $1.3 million, or 14.7%, to $10.2 million during the three months ended October 31, 2012 from $8.9 million during the three months ended October 31, 2011. The change was attributable to $1.3 million increase in personnel costs. This increase in personnel costs included a $0.9 million increase in stock-based compensation primarily due to the adoption our ESPP during the third quarter of fiscal 2012. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain comparable for the remainder of fiscal 2013.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.0 million, or 30.3%, to $25.6 million during the three months ended October 31, 2012 from $19.7 million during the three months ended October 31, 2011. The change was primarily related to a $5.3 million increase in personnel costs, including higher sales commissions due to higher revenues. This increase in personnel costs also included a $1.7 million increase in stock-based compensation mainly due to the adoption of our ESPP during the third quarter of fiscal 2012. There was also a $0.3 million increase in marketing and product promotional-related expenses as we increased our participation in marketing events with technology partners. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth, but expect sales and marketing expense as a percentage of revenue to remain at comparable levels for the remainder of fiscal 2013.

General and Administrative Expenses
General and administrative expenses increased by $2.0 million, or 53.9%, to $5.7 million during the three months ended October 31, 2012 from $3.7 million during the three months ended October 31, 2011. The change was principally attributable to a $1.3 million increase in personnel costs associated with increased headcount. This increase included a $0.4 million increase in stock-based compensation mainly due to the adoption of our ESPP during the third quarter of fiscal 2012. In addition, we incurred $0.8 million in professional legal, accounting and advisory services fees associated with our secondary offering during the first quarter of fiscal 2013. We expect general and administrative expense as a percentage of revenue to remain comparable or decline during the remainder of fiscal 2013.

Provision for Income Taxes

	Three Months Ended October 31,		Change in
	2012	2011	$	%
	(Dollars in thousands)
Provision for income taxes	$197	$435	$(238)	(54.7)%
Due to the full valuation allowance recorded against our domestic net deferred tax assets, our provisions for income taxes during the three months ended October 31, 2012 and 2011 consisted of foreign income taxes, state taxes for states in which we have no net operating loss carryforwards, and state minimum taxes. Our provisions for income taxes for the three months ended October 31, 2012 and 2011 were $0.2 million and $0.4 million. The decrease in our provision for income taxes from 2011 to 2012 was principally attributable to lower foreign income taxes.
Liquidity and Capital Resources

	October 31, 2012	July 31, 2012
	(In thousands)
Cash and cash equivalents	$80,067	$156,613
Short-term investments	88,090	—
Total cash, cash equivalents and short-term investments	$168,157	$156,613

Working Capital	$120,338	$113,642

	Three Months Ended October 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$8,879	$2,150
Net cash used in investing activities	$(88,568)	$(1,173)
Net cash provided by financing activities	$3,143	$342

Cash, Cash Equivalents and Short-term Investments
As of October 31, 2012, we had cash, cash equivalents and short-term investments of $168.2 million, including $2 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.6 million of money market funds and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. We expect to incur a total of approximately $13.3 million in capital expenditures in connection with the relocation of our corporate headquarters during the second and third quarters of fiscal 2013. Of this amount, approximately $6.0 million is expected to be refunded by our landlord as leasehold improvement incentives. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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

Cash provided by operating activities of $8.9 million during the three months ended October 31, 2012 was primarily attributable to a net loss of $2.4 million, which was more than offset by non-cash charges of $4.9 million for stock-based compensation and $1.4 million for depreciation and amortization. The $5.0 million change in our net operating assets and liabilities was primarily a result of a $2.4 million increase in accrued compensation mainly related to employee contributions under our ESPP, a $1.6 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts and a $0.9 million decrease in accounts receivable due to better collection.

Cash provided by operating activities of $2.2 million during the three months ended October 31, 2011 was primarily attributable to a net loss of $1.8 million, which was more than offset by non-cash charges of $1.7 million for stock-based compensation, $1.6 million for depreciation and amortization and a $0.7 million cash inflow from the change in our net operating assets and liabilities. The $0.7 million change in our net operating assets and liabilities was primarily a result of an increase in net deferred revenue of $3.2 million, which was attributable to an increase in our established base of maintenance and support contracts, partially offset by a $1.2 million increase in accounts receivable, a $0.2 million increase in inventory, a $0.5 million increase in prepaid expenses, other current assets and other assets, a $0.5 million decrease in accrued compensation and a $0.2 million decrease in other liabilities.
Cash Flows from Investing Activities
Our uses of cash from investing activities consisted primarily of capital expenditures for computer equipment and software, cash used for acquisitions and the purchase of intangible assets and net purchases of short-term investments.
The $88.6 million cash used in our investing activities during the three months ended October 31, 2012 was primarily due to $88.2 million in cash used to purchase short-term investments and $0.9 million in cash used for purchases of computer equipment and software, partially offset by the $0.5 million decrease in restricted cash.
During the three months ended October 31, 2011, cash used in investing activities was approximately $1.2 million primarily for purchases of computer equipment and software.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended October 31, 2012 and 2011 consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options which amounted to $3.2 million and $0.3 million.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of October 31, 2012. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	2018 and Thereafter
Contractual Obligations(1):	(In thousands)
Operating lease obligations(2)	$32,713	$2,771	$4,427	$4,134	$4,093	$4,062	$13,226
Purchase commitments(3)	2,380	2,380	—	—	—	—	—
Total	$35,093	$5,151	$4,427	$4,134	$4,093	$4,062	$13,226

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
Off-Balance Sheet Arrangements
As of October 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
See Note 1 of our notes to condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Our exposures to market risk have not changed materially since July 31, 2012. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended July 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer (chief executive officer, or CEO), and principal financial officer (chief financial officer, or CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Inherent Limitations of Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three months ended October 31, 2012, we incurred a net loss of $2.4 million. As a result, we had an accumulated deficit of $110.5 million at October 31, 2012. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and as we assume the reporting requirements and compliance obligations of a public company. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:

▪the timing of sales of our products and services, particularly large sales;

▪	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

▪	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

▪	fluctuations in demand for our products and services, including seasonal variations;

▪	the timing of the resale of our products sold to distributors, for which we generally recognize revenue upon reported sell-through;

▪	the mix of our products and services sold and distribution channels through which our products and services are sold;

▪	the timing and success of changes in our product offerings or those of our competitors;

▪	changes in our or our competitors' pricing policies or sales terms;

▪	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

▪	our ability to control costs, including the costs of our third-party manufacturers;

▪	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

▪	the timing of costs related to the development or acquisition of technologies or businesses;

▪	our inability to complete or integrate efficiently any acquisitions that we may undertake;

▪	changes in the regulatory environment for our products domestically and internationally;

▪
claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or requirement to pay damages or expenses associated with any of those claims; and

▪	general economic conditions in our domestic and international markets.

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

Sales of our Trinzic™ DDI family of products generate most of our products and licenses revenue, and if we are unable to continue to grow sales of these products, our operating results and profitability will suffer.

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

To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales and development personnel and our international operations in order to achieve revenue growth. In addition, we expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide and expand our marketing programs and relationships with current and future channel partners and end customers. The return on these and future investments may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

If we are unable to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, results of operations and competitive position could suffer.

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers’ rapidly evolving demands in our highly competitive industry. For example, in March 2012, we introduced a new series of appliances with greater price/performance and other advantages but lower gross margins compared to our prior generation of appliances, the “A” appliance series. Likewise, we introduced the Load Balancer Manager in the fourth quarter of fiscal 2012. We also invest in the acquisition of products that expand our offerings and help us enter into new growing markets, as we did when we expanded our product line and automation capabilities through our May 2010 acquisition of Netcordia. We often make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to manage successfully the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

Our new products or enhancements could fail to attain sufficient market acceptance for many reasons, including:

▪	the timeliness of the introduction and delivery of our products or enhancements;

▪	our failure or inability to predict changes in our industry or end customers' demands or to design products or enhancements that meet end customers' increasing demands;

▪	defects, errors or failures in any of our products or enhancements;

▪	the inability of our products and enhancements to interoperate effectively with products from other vendors or to operate successfully in the networks of prospective end customers;

▪	negative publicity about the performance or effectiveness of our products or enhancements;

▪	reluctance of end customers to purchase products that incorporate elements of open source software;

▪	failure of our channel partners to market, support or distribute our products or enhancements effectively; and

▪	changes in government or industry standards and criteria.

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

We compete with large technology integrators, such as BMC Software, Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation, telecommunication equipment providers, such as Alcatel-Lucent and BT Group plc, and specialized technology providers, such as BlueCat Networks, Inc., EfficientIP SAS and Nominum, Inc. We also seek to replace network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, some of which might be our current technology partners. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

▪	longer operating histories;

▪	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

▪	broader distribution and established relationships with channel partners;

▪	access to larger end customer bases;

▪	greater end customer support;

▪	greater resources to make acquisitions;

▪	larger intellectual property portfolios;

▪	the ability to bundle competitive offerings with other products and services;

▪	less stringent accounting requirements, resulting in greater flexibility in pricing and terms; and

▪	lower labor and development costs.

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

A significant majority of our net revenue is generated from sales through our channel partners, including third-party distributors, integrators, managed service providers and value-added resellers, or VARs, that market or sell networking equipment, software and other products and services to end customers. We expect these channel partners to continue to have a similar impact on our net revenue for the foreseeable future, as we invest in and expand our channel relationships, particularly those with large managed service providers. Accordingly, our future growth will depend in part on our channel partners’ ability to market and sell our products and services. In general, our contracts with our channel partners do not contain minimum purchase commitments and allow them to exercise significant discretion regarding the promotion of our products and services, meaning our channel partners could cease to sell our products and services, choose to market, sell and support products and services that are competitive with ours or choose to devote more resources to the marketing, sales and support of those competitive products. As a result, our net revenue would decrease if our competitors were effective in providing incentives to existing and potential channel partners to favor their products over ours or to prevent or reduce sales of our products. Our net revenue might also be negatively affected by our failure to hire and retain sufficient qualified sales personnel internally since our channel partners depend on significant support from our internal sales personnel. Even if our channel partners actively and effectively promote our products and services, there can be no assurance that their efforts will result in growth of our net revenue. In addition, to the extent we fail to attract, train and maintain a sufficient number of high-quality channel partners, our business, operating results and financial condition could be materially and adversely affected. Recruiting and retaining qualified channel partners, particularly large managed service providers, is difficult. Training new channel partners regarding our technology and products requires significant time and resources, and it may take several months or more to achieve significant sales from new channel partners. We may also change our channel distribution model in one or more regions, such as by adding a distribution tier to our sales channel in North America to support our VARs, which change might not improve our channel partners’ effectiveness and could result in decreases to our gross margins and declining profitability. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support these channels, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

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

As there are no other sources for identical components and technologies, if we lost any of these suppliers, we might not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

▪	supplier capacity constraints;

▪	price increases;

▪	timely delivery;

▪	component quality; and

▪	natural disasters.

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

During the three months ended October 31, 2012 and 2011, 37.4% and 42.8% of our net revenue were derived from customers outside of the United States. During fiscal 2012, we experienced relatively slower growth in Europe, Middle East and Africa as compared to other geographies, and there can be no assurance that this trend will change in the foreseeable future. Sales to these end customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

▪	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with numerous international locations;

▪	reduced demand for technology products outside the United States;

▪	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

▪	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

▪	increased exposure to currency exchange rate risk;

▪	heightened exposure to political instability, war and terrorism;

▪	added legal compliance obligations and complexity;

▪	reduced protection for intellectual property rights in some countries;

▪	multiple conflicting tax laws and regulations;

▪	the need to localize our products for international end customers; and

▪	the increased cost of terminating employees in some countries.

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

We have significant research and development centers in Canada and France and have significant numbers of contractors in Belarus, India and Thailand. There can be no assurance that our reliance upon research and development resources in foreign countries will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in foreign countries involve significant risks, including:

▪	difficulty hiring and retaining appropriate engineering personnel because of intense competition for engineers and resulting wage inflation;

▪
difficulties regarding the transfer of knowledge related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our end customers and other third parties;

▪	heightened exposure to change in the economic, security and political conditions in developing countries;

▪	fluctuations in currency exchange rates and difficulties of regulatory compliance in foreign countries; and

▪	interruptions to our operations in India or Thailand as a result of typhoons, floods and other natural catastrophic events, as well as man-made problems such as power disruptions or terrorism.

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

We expect our gross margin to vary over time, and our current level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

▪	increased price competition;

▪	changes in end customer or product and service mix;

▪	increased inbound shipping charges;

▪	our inability to maintain or reduce the amount we pay our third-party manufacturers;

▪	increases in material or labor costs;

▪	increased costs of licensing third-party technologies that are used in our products;

▪	carrying costs of excess inventory, inventory holding charges and obsolescence charges that may be passed through to us by our third-party manufacturers;

▪	changes in our distribution channels or our arrangements with our distributors and VARs;

▪	increased warranty and repair costs; and

▪	the introduction of new appliance models, which may have lower margins than our existing products.

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

We operate on a July 31 fiscal year-end and believe that there are significant seasonal factors which may cause the second and fourth quarters of our fiscal year to have greater product revenue than our first and third fiscal quarters. We believe that this seasonality results from a number of factors, including:

▪	end customer procurement, budget and deployment cycles in the government and education sectors, which potentially result in stronger order flow in our second fiscal quarter;

▪
one or more of our larger end customers with a December 31 fiscal year-end choosing to spend remaining budgets before their year-end, which potentially results in a positive impact on our product revenue in the second quarter of our fiscal year;

▪
the timing of our annual training for the entire sales force in our first fiscal quarter, which, combined with the strong fourth quarter sales, can potentially cause our first fiscal quarter to be seasonally weak, and

▪	seasonal reductions in business activity during August in the United States, Europe and certain regions, which have a negative impact on our first fiscal quarter revenue.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. To date, we have chosen to avail ourselves of “emerging growth company” status for all purposes other than the adoption of accounting standards and auditor attestation requirements. We could remain an “emerging growth company” for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following July 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating Netcordia, the Solsoft technology and other acquired businesses and technology has created unforeseen operating difficulties and expenditures as would the integration of any future acquisitions. The areas where we face risks include:

▪	implementation or remediation of controls, procedures and policies at the acquired company;

▪	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

▪	coordination of product, engineering and sales and marketing functions;

▪	transition of the acquired company’s operations, users and end customers onto our existing platforms;

▪	retention of employees from the acquired company;

▪	cultural challenges associated with integrating employees from the acquired company into our organization;

▪	integration of the acquired company's accounting, management information, human resources and other administrative systems;

▪
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

▪	litigation or other claims in connection with the acquired company, including claims from terminated employees, end customers, former stockholders or other third parties;

▪
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

▪	diversion of engineering resources away from development of our core products; and

▪	failure to continue to develop the acquired technology successfully.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

▪	fund our operations;

▪	continue our research and development

▪	commercialize new products; or

▪	acquire companies, in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

▪	market acceptance of our products and services;

▪	the cost of our research and development activities;

▪	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

▪	the cost and timing of establishing additional sales, marketing and distribution capabilities;

▪	the cost and timing of establishing additional technical support capabilities;

▪	the effect of competing technological and market developments; and

▪	the market for different types of funding and overall economic conditions.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

▪	changes in the valuation of our deferred tax assets;

▪	foreign or domestic income tax assessments and any related tax interest or penalties;

▪	expiration of, or lapses in, the research and development tax credit laws;

▪	tax effects of nondeductible compensation;

▪	adjustments to the pricing of intercompany transactions and transfers of intellectual property or other assets;

▪	changes in accounting principles; or

▪	changes in tax laws and regulations, including changes in taxation of the services provided by our foreign subsidiaries.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business in the “cloud.” Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, including the potential loss or disclosure of that information or data as a result of fraud, trickery or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

From time to time, we have released, and may continue to release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this quarterly report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

The price of our common stock may be volatile, and you could lose all or part of your investment.

In the recent past, stocks generally, and technology stocks in particular, have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The trading price of our common stock will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

▪	price and volume fluctuations in the overall stock market from time to time;

▪	volatility in the market prices and trading volumes of high technology stocks;

▪	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

▪	sales of shares of our common stock by us or our stockholders;

▪
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

▪	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

▪	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments.

▪	the public's reaction to our press releases, other public announcements and filings with the SEC;

▪	rumors and market speculation involving us or other companies in our industry;

▪	actual or anticipated changes in our results of operations or fluctuations in our operating results;

▪	actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;

▪	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

▪	developments or disputes concerning our intellectual property or other proprietary rights;

▪	announced or completed acquisitions of businesses or technologies by us or our competitors;

▪	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

▪	changes in accounting standards, policies, guidelines, interpretations or principles;

▪	any major change in our management;

▪	general economic conditions and slow or negative growth of our markets; and

▪	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Based upon beneficial ownership as of October 31, 2012, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 40.4% of our outstanding common stock. These stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline as a result of the large number of outstanding shares of our common stock eligible for future sale.
     As of October 31, 2012, we had 47,023,622 shares of our common stock outstanding. Approximately 20.5 million shares are currently restricted as a result of market stand-off agreements and will become sellable in early January 2013, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of these restricted securities in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline.

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

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:

▪	provide for non-cumulative voting in the election of directors;

▪	provide for a classified board of directors;

▪	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our common stock;

▪	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships;

▪	provide that stockholders may remove directors only for cause;

▪	prohibit stockholder action by written consent and limit who may call a special meeting of stockholders; and

▪	require advance notification of stockholder nominations for election to our board of directors and of stockholder proposals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Use of Proceeds from Public Offering of Common Stock

On April 19, 2012, the SEC declared effective our registration statement on Form S-1 (File No. 333-178925) in connection with our Initial Public Offering, which closed on April 25, 2012. We received net proceeds of approximately $98.2 million from the offering. Based on our current cash, cash equivalents and short-term investments balance together with cash generated from operations, we do not expect that we will have to utilize any of the net proceeds to fund our operations during the next 12 months. We anticipate that we will use the net proceeds from the offering for working capital and other general corporate purposes, which may include investments in, or acquisitions of complementary businesses, products, services, technologies or other assets, although we have no present commitments or agreements to enter into any material acquisitions or investments. The net proceeds are currently invested in cash, cash equivalents and investments in publicly-traded debt securities which are classified as available-for-sale.
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the period covered by this report.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infoblox Inc.

Date: December 4, 2012	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.02	Restated Bylaws of the Registrant. (2)
10.1+	Description of Infoblox Bonus Plan-FY 2013. (3)
10.2+	Description of Infoblox FY 2013 World Wide Sales Compensation Plan. (4)
31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

(1)
Previously filed as Exhibit 3.01 to Registrant’s Amendment No. 1 to Form S-1 (File No. 333-183968), filed with the Securities and Exchange Commission on October 1, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.02 to Registrant’s Amendment No. 1 to Form S-1 (File No. 333-183968), filed with the Securities and Exchange Commission on April 9, 2012, and incorporated by reference herein.

(3)	Previously filed as Exhibit 10.16 to Registrant’s Form S-1 (File No. 333-183968), filed with the Securities and Exchange Commission on September 19, 2012, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.17 to Registrant’s Form S-1 (File No. 333-183968), filed with the Securities and Exchange Commission on September 19, 2012, and incorporated by reference herein.