Form 10-Q
period 2013-01-31
INFOBLOX INC
filed 2013-03-05
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at February 28, 2013
Common Stock, $0.0001 par value per share	48,869,084

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,544	$156,613
Short-term investments	95,269	—
Accounts receivable, net	31,652	26,819
Inventory	2,985	2,560
Deferred tax assets	1,545	1,577
Prepaid expenses and other current assets	5,618	4,159
Total current assets	221,613	191,728
Property and equipment, net	12,693	6,498
Restricted cash	3,501	3,803
Intangible assets, net	6,655	7,817
Goodwill	32,726	32,726
Other assets	355	411
TOTAL ASSETS	$277,543	$242,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,040	$11,607
Accrued compensation	11,355	10,295
Deferred revenue, net	61,798	56,184
Total current liabilities	86,193	78,086
Deferred revenue, net	24,332	20,483
Deferred tax liability	1,494	1,494
Other liabilities	6,358	845
TOTAL LIABILITIES	118,377	100,908
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000,000 shares authorized as of January 31, 2013 and July 31, 2012; no shares issued or outstanding as of January 31, 2013 and July 31, 2012	—	—
Common stock, $0.0001 par value per share—100,000,000 shares authorized; 48,452,234 shares and 45,737,770 shares issued and outstanding as of January 31, 2013 and July 31, 2012	5	5
Additional paid-in capital	272,937	250,206
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(113,772)	(108,136)
TOTAL STOCKHOLDERS’ EQUITY	159,166	142,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,543	$242,983

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net revenue:
Products and licenses	$30,807	$23,547	$57,905	$46,238
Services	23,632	17,840	46,039	34,504
Total net revenue	54,439	41,387	103,944	80,742
Cost of revenue:
Products and licenses	7,100	5,030	12,940	9,724
Services	4,542	3,736	8,791	7,307
Total cost of revenue	11,642	8,766	21,731	17,031
Gross profit	42,797	32,621	82,213	63,711
Operating expenses:
Research and development	10,593	8,979	20,807	17,885
Sales and marketing	29,108	20,605	54,739	40,278
General and administrative	5,493	3,716	11,151	7,393
Total operating expenses	45,194	33,300	86,697	65,556
Loss from operations	(2,397)	(679)	(4,484)	(1,845)
Other expense, net	(220)	(171)	(326)	(339)
Loss before provision for income taxes	(2,617)	(850)	(4,810)	(2,184)
Provision for income taxes	629	226	826	661
Net loss	$(3,246)	$(1,076)	$(5,636)	$(2,845)

Net loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.12)	$(0.26)

Weighted-average shares used in computing net loss per share - basic and diluted	47,827	11,137	46,940	11,087
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net loss	$(3,246)	$(1,076)	$(5,636)	$(2,845)
Other comprehensive loss
Unrealized holding gains (losses) on short-term investments arising during the period, net of tax and reclassification adjustments for amounts included in net loss	56	—	(4)	—
Comprehensive loss	$(3,190)	$(1,076)	$(5,640)	$(2,845)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,636)	$(2,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	10,540	3,737
Depreciation and amortization	2,929	2,864
Excess tax benefits from employee stock plans	(218)	—
Amortization of investment premium	132	—
Change in fair value of convertible preferred stock warrant liability	—	80
Other	57	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,833)	(1,740)
Inventory	(425)	(158)
Prepaid expenses, other current assets and other assets	(1,604)	(1,947)
Accounts payable and accrued liabilities	784	63
Accrued compensation	1,060	58
Deferred revenue, net	9,463	9,007
Other liabilities	5,513	(73)
Net cash provided by operating activities	17,762	9,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(96,125)	—
Proceeds from maturities of short-term investments	720	—
Purchases of property and equipment	(6,736)	(1,786)
Decrease in restricted cash	532	—
Net cash used in investing activities	(101,609)	(1,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	11,795	516
Payment of remaining unpaid initial public offering costs	(235)	—
Excess tax benefits from employee stock plans	218	—
Net cash provided by financing activities	11,778	516
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,069)	7,776
CASH AND CASH EQUIVALENTS—Beginning of period	156,613	42,207
CASH AND CASH EQUIVALENTS—End of period	$84,544	$49,983
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$1,538	$—
Cash paid for income taxes, net	$487	$625
Change in liability due to vesting of early exercised stock options, net	$192	$95
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of January 31, 2013, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the six months ended January 31, 2013 and 2012 are unaudited. The condensed consolidated balance sheet as of July 31, 2012 was derived from the audited consolidated balance sheet as of July 31, 2012. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of January 31, 2013, our results of operations and comprehensive loss for the three and six months ended January 31, 2013 and 2012 and cash flows for the six months ended January 31, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three and six months ended January 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2013.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Except for the fair value and cash, cash equivalents and short-term investments policies described below, there have been no other significant changes in our accounting policies during the three and six months ended January 31, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2012.

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

Our investments in publicly-traded debt securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the condensed consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in the condensed consolidated statements of operations. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in other expense, net.

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our condensed consolidated statements of operations. During the three and six months ended January 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, allowances for doubtful accounts and sales returns, valuation of inventory, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation and accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three and six months ended January 31, 2013, one distributor, Exclusive Networks, accounted for 13.2% and 12.1% of our total net revenue. For the three and six months ended January 31, 2012, no customer represented more than 10% of our total net revenue. As of January 31, 2013, Exclusive Networks and Intelligent Decisions Inc., a reseller, accounted for 16.4% and 10.4% of our total gross accounts receivable. As of July 31, 2012, Exclusive Networks accounted for 10.5% of our total gross accounts receivable. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, in December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of income. We adopted both standards during the first quarter of fiscal 2013 and the adoption did not have any impact on our financial position or results of operations. We now present comprehensive loss in a separate statement following the condensed consolidated statements of operations.

In August 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for us in fiscal 2013.  We adopted this standard during the first quarter of fiscal 2013 and the adoption did not have a material impact on our condensed consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU No. 2013-02"), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The amendments in ASU No. 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. ASU No. 2013-02 is effective for us in the third quarter of fiscal 2013. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Stock options to purchase common stock	5,497	7,458	6,449	7,069
Restricted stock units	858	—	38	—
Common stock warrants	18	336	18	336
Convertible preferred stock	—	26,841	—	26,841
Convertible preferred stock warrants	—	57	—	57

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of January 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$5,120	$—	$—	$5,120
FDIC-backed certificates of deposit	240	—	—	240
Total cash equivalents	5,360	—	—	5,360
Short-term investments:
U.S. Treasury securities	65,685	2	(5)	65,682
U.S. government agency securities	20,504	5	(3)	20,506
FDIC-backed certificates of deposit	9,081	5	(5)	9,081
Total short-term investments	95,270	12	(13)	95,269
Restricted cash:
U.S. Treasury securities	3,403	—	(3)	3,400
Total cash equivalents, short-term investments and restricted cash	$104,033	$12	$(16)	$104,029

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of January 31, 2013:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$64,842	$64,841
Due after one year through two years	30,428	30,428
Total	$95,270	$95,269

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at January 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,120	$—	$—	$5,120
FDIC-backed certificates of deposit	—	240	—	240
Total cash equivalents	5,120	240	—	5,360
Short-term investments:
U.S. Treasury securities	65,682	—	—	65,682
U.S. government agency securities	—	20,506	—	20,506
FDIC-backed certificates of deposit	—	9,081	—	9,081
Total short-term investments	65,682	29,587	—	95,269

Restricted cash:
U.S. Treasury securities	3,400	—	—	3,400
Time deposits	201	—	—	201
Total restricted cash	3,601	—	—	3,601
Total financial assets	$74,403	$29,827	$—	$104,230

Of the $3.6 million total restricted cash as of January 31, 2013, $3.5 million is presented as restricted cash and $0.1 million is included as part of prepaid expenses and other current assets in the condensed consolidated balance sheet.

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

Of the $4.1 million total restricted cash as of July 31, 2012, $3.8 million is presented as restricted cash and $0.3 million is included as part of prepaid expenses and other current assets in the condensed consolidated balance sheet.

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three and six months ended January 31, 2013.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	January 31, 2013	July 31, 2012
	(In thousands)
Raw materials	$164	$132
Finished goods	2,821	2,428
Total inventory	$2,985	$2,560

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	January 31, 2013	July 31, 2012
	(In thousands)
Deferred revenue:
Products and licenses	$8,996	$10,044
Services	78,374	68,256
Total deferred revenue	87,370	78,300
Deferred cost of revenue:
Products and licenses	1,080	1,445
Services	160	188
Total deferred cost of revenue	1,240	1,633
Total deferred revenue, net	86,130	76,667
Less current portion	61,798	56,184
Noncurrent portion	$24,332	$20,483

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides substantially all of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. As of January 31, 2013 and July 31, 2012, we had $2.9 million and $3.1 million of open purchase orders that may not be cancellable with this independent contract manufacturer.
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
Loss Contingencies and Legal Proceedings
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the range of loss can be reasonably estimated. However, the actual loss in any such contingency may be materially different from our estimates, which could result in the need to record additional expenses. If the amount of liability is not probable or the amount cannot be reasonably estimated, no accruals have been made. However, where a liability is reasonably possible and material, such matters have been disclosed. We regularly evaluate current information available to management to determine whether such accruals should be adjusted and whether new accruals are required in the periods presented.
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
(Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, employee stock purchase plan, or ESPP, purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$376	$104	$804	$203
Research and development	1,184	408	2,396	766
Sales and marketing	3,203	1,035	5,687	1,845
General and administrative	855	498	1,653	923
	$5,618	$2,045	$10,540	$3,737

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Stock options	$2,718	$2,045	$4,859	$3,737
ESPP	1,619	—	3,806	—
RSUs	1,281	—	1,875	—
	$5,618	$2,045	$10,540	$3,737
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of January 31, 2013:

	As of January 31, 2013	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$20,268	2.53
RSUs	17,233	3.59
ESPP	4,417	1.07
Total unrecognized stock-based compensation balance	$41,918	2.81

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of all our equity-based awards was estimated at the date of grant using the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
Stock Options:	2013	2012	2013	2012
Expected term (in years)	6.08	6.08	6.08	6.24
Risk-free interest rate	0.88%	0.91%	0.88%	0.95%
Expected volatility	54%	57%	54%	56%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$8.80	$5.21	$8.91	$4.90
Employee Stock Purchase Plan:
Expected term (in years)	0.5-2.0	—	0.5-2.0	—
Risk-free interest rate	0.12% - 0.26%	—%	0.12% - 0.26%	—%
Expected volatility	53% - 58%	—%	53% - 58%	—%
Dividend rate	—%	—%	—%	—%

Under our ESPP, employees purchased approximately 0.3 million shares at an average price per share of $13.60 for the three and six months ended January 31, 2013.

Stock Option Activities
A summary of the option activity under our stock plans during the six months ended January 31, 2013 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2012	11,847	$6.16
Options granted	361	$17.59
Options exercised	(2,404)	$3.24
Options canceled due to forfeitures	(421)	$7.94
Outstanding as of January 31, 2013	9,383	$7.27	7.26	$108,834
Vested and expected to vest as of January 31, 2013	9,063	$7.14	7.21	$106,282
Vested and exercisable as of January 31, 2013	4,745	$4.54	6.06	$67,997

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units Activities
A summary of the restricted stock unit activity during the six months ended January 31, 2013 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2012	36	$18.68
Granted	1,116	$19.53
Vested	(14)	$18.23
Cancellations due to forfeitures	(38)	$19.87
Outstanding as of January 31, 2013	1,100	$19.50

NOTE 7. INCOME TAXES
The provisions for income taxes for the three months ended January 31, 2013 and 2012 were $0.6 million and $0.2 million. The provision for income taxes consists primarily of state and foreign income taxes. The increase in the provision for income taxes for the three months ended January 31, 2013 compared to the same period in prior year was principally attributable to higher foreign income taxes as a result of higher foreign earnings and higher state income taxes as a result of higher non-deductible items, primarily stock-based compensation expense.
The provisions for income taxes for the six months ended January 31, 2013 and 2012 were $0.8 million and $0.7 million. The provision for income taxes consists of state and foreign income taxes. The increase in the provision for income taxes for the six months ended January 31, 2013 compared to the same period in prior year was principally attributable to higher state income taxes due to higher non-deductible items offset by smaller prior year foreign income tax adjustments.
For the three and six months ended January 31, 2013 and 2012, our provisions for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and we realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of January 31, 2013 and July 31, 2012. In determining future taxable income, we make assumptions to forecast the reversal of temporary differences, the implementation of any feasible and prudent tax planning strategies and federal, state and international operating income. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended January 31, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Americas	$34,400	$25,307	$67,043	$50,415
Europe, Middle East and Africa ("EMEA")	14,831	10,985	26,534	19,789
Asia Pacific ("APAC")	5,208	5,095	10,367	10,538
Total net revenue	$54,439	$41,387	$103,944	$80,742
Included within the Americas total in the above table is revenue from sales in the U.S. of $32.3 million and $23.5 million for the three months ended January 31, 2013 and 2012 and $63.3 million and $46.0 million for the six months ended January 31, 2013 and 2012. Aside from the U.S., no other country comprised more than 10% of our net revenue for the three and six months ended January 31, 2013 and 2012.
Our property and equipment, net by location is summarized as follows:

	January 31, 2013	July 31, 2012
	(In thousands)
Americas	$12,357	$6,180
APAC	238	194
EMEA	98	124
Total property and equipment, net	$12,693	$6,498
Included within the Americas total in the above table is property and equipment, net in the U.S. of $12.3 million and $6.1 million as of January 31, 2013 and July 31, 2012.

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
We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. For the three months ended January 31, 2013 and 2012 services revenue was 43.4% and 43.1% of our net revenue and was 44.3% and 42.7% for the six months ended January 31, 2013 and 2012.
We sell our products and services to enterprises and government entities primarily through our channel partners, including distributors, systems integrators, managed service providers and value-added resellers in the United States and internationally. We also have a field sales force that sells our solution directly to certain end customers, and typically works closely with our channel partners in all phases of initial sales of our products and services. Our sales are in three geographic regions: Americas, EMEA and APAC. During the three months ended January 31, 2013 and 2012, 63.2% and 61.1% of our net revenue was generated from the Americas, 27.2% and 26.6% was generated from EMEA, and 9.6% and 12.3% was generated from APAC. We expect revenues from EMEA to represent a smaller percentage of total net revenue in the three months ending April 30, 2013 than it did during the three months ended January 31, 2013. During the six months ended January 31, 2013 and 2012, 64.5% and 62.4% of our net revenue was generated from the Americas, 25.5% and 24.5% was generated from EMEA, and 10.0% and 13.1% was generated from APAC.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of our net revenue for the three and six months ended January 31, 2013 and 2012.

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Net revenue:
Products and licenses	$30,807	$23,547	$57,905	$46,238
Services	23,632	17,840	46,039	34,504
Total net revenue	54,439	41,387	103,944	80,742
Cost of revenue(1):
Products and licenses(2)	7,100	5,030	12,940	9,724
Services	4,542	3,736	8,791	7,307
Total cost of revenue	11,642	8,766	21,731	17,031
Gross profit	42,797	32,621	82,213	63,711
Operating expenses:
Research and development(1)	10,593	8,979	20,807	17,885
Sales and marketing(1) (2)	29,108	20,605	54,739	40,278
General and administrative(1)	5,493	3,716	11,151	7,393
Total operating expenses	45,194	33,300	86,697	65,556
Loss from operations	(2,397)	(679)	(4,484)	(1,845)
Other expense, net	(220)	(171)	(326)	(339)
Loss before provision for income taxes	(2,617)	(850)	(4,810)	(2,184)
Provision for income taxes	629	226	826	661
Net loss	$(3,246)	$(1,076)	$(5,636)	$(2,845)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(As a % of net revenue)
Net revenue:
Products and licenses	56.6%	56.9%	55.7%	57.3%
Services	43.4	43.1	44.3	42.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	13.0	12.2	12.4	12.0
Services	8.4	9.0	8.5	9.1
Total cost of revenue	21.4	21.2	20.9	21.1
Gross margin	78.6	78.8	79.1	78.9
Operating expenses:
Research and development(1)	19.4	21.7	20.0	22.2
Sales and marketing(1) (2)	53.5	49.7	52.7	49.8
General and administrative(1)	10.1	9.0	10.7	9.2
Total operating expenses	83.0	80.4	83.4	81.2
Operating margin	(4.4)	(1.6)	(4.3)	(2.3)
Other expense, net	(0.4)	(0.4)	(0.3)	(0.4)
Loss before provision for income taxes	(4.8)	(2.0)	(4.6)	(2.7)
Provision for income taxes	1.2	0.6	0.8	0.8
Net loss	(6.0)%	(2.6)%	(5.4)%	(3.5)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Stock-based compensation:
Cost of revenue	$376	$104	$804	$203
Research and development	1,184	408	2,396	766
Sales and marketing	3,203	1,035	5,687	1,845
General and administrative	855	498	1,653	923
Total stock-based compensation	$5,618	$2,045	$10,540	$3,737

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$254	$325	$508	$655
Sales and marketing	327	327	654	906
Total intangible asset amortization expense	$581	$652	$1,162	$1,561
Results of Operations for the Three and Six Months Ended January 31, 2013 and 2012
The following table presents our net revenue for the three and six months ended January 31, 2013 and related changes from the same periods in prior year:
Net Revenue

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Products and licenses	$30,807	$23,547	$7,260	30.8%	$57,905	$46,238	$11,667	25.2%
Services	23,632	17,840	5,792	32.5%	46,039	34,504	11,535	33.4%
Total net revenue	$54,439	$41,387	$13,052	31.5%	$103,944	$80,742	$23,202	28.7%

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012
Our net revenue increased by $13.1 million, or 31.5%, to $54.4 million during the three months ended January 31, 2013 from $41.4 million during the three months ended January 31, 2012.
Products and licenses revenue increased by $7.3 million, or 30.8%, to $30.8 million during the three months ended January 31, 2013 from $23.5 million during the three months ended January 31, 2012. The change was due primarily to an increase in average selling prices, which was driven by increased sales of our higher capacity and higher performance products, and to a lesser extent, higher unit sales.

Services revenue increased $5.8 million, or 32.5%, to $23.6 million during the three months ended January 31, 2013 from $17.8 million during the three months ended January 31, 2012. The change was primarily attributable to the growth of our established base of maintenance and support contracts. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012
Our net revenue increased by $23.2 million, or 28.7%, to $103.9 million during the six months ended January 31, 2013 from $80.7 million during the six months ended January 31, 2012.
Products and licenses revenue increased by $11.7 million, or 25.2%, to $57.9 million during the six months ended January 31, 2013 from $46.2 million during the six months ended January 31, 2012. The change was due primarily to an increase in average selling prices which was driven by increased sales of our higher capacity and higher performance products, and to a lesser extent, higher unit sales.
Services revenue increased $11.5 million, or 33.4%, to $46.0 million during the six months ended January 31, 2013 from $34.5 million during the three months ended January 31, 2012. The increase in our services revenue reflects the growth in our customer base and the strength of our renewals business.
Gross Profit

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$23,707	$18,517	$5,190	28.0%	$44,965	$36,514	$8,451	23.1%
Products and licenses gross margin	77.0%	78.6%		(1.6)	77.7%	79.0%		(1.3)
Services Gross Profit:
Services gross profit	$19,090	$14,104	$4,986	35.4%	$37,248	$27,197	$10,051	37.0%
Services gross margin	80.8%	79.1%		1.7	80.9%	78.8%		2.1
Total Gross Profit:
Total gross profit	$42,797	$32,621	$10,176	31.2%	$82,213	$63,711	$18,502	29.0%
Total gross margin	78.6%	78.8%		(0.2)	79.1%	78.9%		0.2

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012
Total gross margin remained relatively flat during the three months ended January 31, 2013 compared to the same period in prior year. Products and licenses gross margin decreased by 1.6 percentage point primarily due to more shipments of our next generation appliances which have a higher cost. Services gross margin increased by 1.7 percentage point principally due to personnel costs growing at a slower rate than services revenue.

Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012
Total gross margin for the six months ended January 31, 2013 was essentially unchanged compared to the six months ended January 31, 2012. The 1.3 percentage point decrease in products and licenses gross margin was primarily due to shipments of our next generation appliances, which have a higher cost. The 2.1 percentage point increase in services gross margin was principally the result of personnel costs growing at a slower rate than services revenue.

Operating Expenses

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Research and development	$10,593	$8,979	$1,614	18.0%	$20,807	$17,885	$2,922	16.3%
Sales and marketing	29,108	20,605	8,503	41.3%	54,739	40,278	14,461	35.9%
General and administrative	5,493	3,716	1,777	47.8%	11,151	7,393	3,758	50.8%
Total operating expenses	$45,194	$33,300	$11,894	35.7%	$86,697	$65,556	$21,141	32.2%
Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012
Research and Development Expenses
Research and development expenses increased by $1.6 million, or 18.0%, to $10.6 million during the three months ended January 31, 2013 from $9.0 million during the three months ended January 31, 2012. The change was primarily attributable to a $1.0 million increase in personnel costs, of which $0.8 million was related to the increase in stock-based compensation associated with our ESPP, RSU and stock option programs. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain relatively consistent for the remainder of fiscal 2013.
Sales and Marketing Expenses
Sales and marketing expenses increased by $8.5 million, or 41.3%, to $29.1 million during the three months ended January 31, 2013 from $20.6 million during the three months ended January 31, 2012. The change was primarily related to a $7.4 million increase in personnel costs due to increased headcount and higher sales commissions driven by higher revenues. This increase includes a $2.2 million increase in stock-based compensation related to our ESPP, RSU and stock option programs. The change was also attributable to a $0.5 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth, but expect sales and marketing expense as a percentage of revenue to remain at relatively consistent levels for the remainder of fiscal 2013.
General and Administrative Expenses
General and administrative expenses increased by $1.8 million, or 47.8%, to $5.5 million during the three months ended January 31, 2013 from $3.7 million during the three months ended January 31, 2012. The change was principally attributable to a $0.8 million increase in personnel costs associated primarily with increased headcount. This increase included a $0.4 million increase in stock-based compensation related to our ESPP, RSU and stock option programs. In addition, there was a $0.4 million increase in consulting, professional accounting, tax and advisory services associated with our organizational growth and operations as a public company. We expect general and administrative expense as a percentage of revenue to remain relatively consistent during the remainder of fiscal 2013.
Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012
Research and Development Expenses
Research and development expenses increased by $2.9 million, or 16.3%, to $20.8 million during the six months ended January 31, 2013 from $17.9 million during the six months ended January 31, 2012. The change was primarily attributable to a $2.3 million increase in personnel costs, of which $1.6 million was related to the increase in stock-based compensation associated with our ESPP, RSU and stock option programs.

Sales and Marketing Expenses
Sales and marketing expenses increased by $14.5 million, or 35.9%, to $54.7 million during the six months ended January 31, 2013 from $40.3 million during the six months ended January 31, 2012. The change was primarily related to a $12.7 million increase in personnel costs due to increased headcount and higher sales commissions driven by higher revenues. This increase includes a $3.8 million increase in stock-based compensation related to our ESPP, RSU and stock option programs and a $0.5 million increase in travel-related costs. The change was also attributable to a $0.8 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners.
General and Administrative Expenses
General and administrative expenses increased by $3.8 million, or 50.8%, to $11.2 million during the six months ended January 31, 2013 from $7.4 million during the six months ended January 31, 2012. The change was principally attributable to a $2.1 million increase in personnel costs associated with increased headcount. This increase included a $0.7 million increase in stock-based compensation related to our ESPP, RSU and stock option programs. In addition, we incurred $0.8 million in professional legal, accounting and advisory services fees associated with our secondary offering during the first quarter of fiscal 2013 and there was also a $0.2 million increase in our recurring professional accounting, tax and advisory services associated with our organizational growth and operations as a public company.
Provision for Income Taxes

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Provision for income taxes	$629	$226	$403	178.3%	$826	$661	$165	25.0%
Due to the full valuation allowance recorded against our domestic net deferred tax assets, our provisions for income taxes during the three and six months ended January 31, 2013 and 2012 consisted of foreign income taxes, state taxes for states in which we have no net operating loss carryforwards, and state minimum taxes. Our provisions for income taxes for the three months ended January 31, 2013 and 2012 were $0.6 million and $0.2 million and were $0.8 million and $0.7 million for the six months ended January 31, 2013 and 2012. The increase in our provisions for income taxes for the three and six months ended January 31, 2013 compared to the same periods in prior year was principally attributable to higher state income taxes as a result of higher non-deductible items, primarily stock-based compensation expense.

Liquidity and Capital Resources

	January 31, 2013	July 31, 2012
	(In thousands)
Cash and cash equivalents	$84,544	$156,613
Short-term investments	95,269	—
Total cash, cash equivalents and short-term investments	$179,813	$156,613

Working Capital	$135,420	$113,642

	Six Months Ended January 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$17,762	$9,046
Net cash used in investing activities	$(101,609)	$(1,786)
Net cash provided by financing activities	$11,778	$516
Cash, Cash Equivalents and Short-term Investments
As of January 31, 2013, we had cash, cash equivalents and short-term investments of $179.8 million, including $2.5 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.6 million of money market funds and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. We expect to incur a total of approximately $13.8 million in capital expenditures through the end of our third fiscal quarter in connection with the relocation of our corporate headquarters. As of January 31, 2013, we had paid approximately $5.8 million in connection with this relocation. Of the $6.0 million that we expect to be refunded by our landlord as leasehold improvement incentives, we had collected approximately $4.2 million as of January 31, 2013. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $17.8 million during the six months ended January 31, 2013 was primarily attributable to a net loss of $5.6 million, which was more than offset by non-cash charges of $10.5 million for stock-based compensation, $2.9 million for depreciation and amortization and a $10.0 million cash inflow from the change in our net operating assets and liabilities. The $10.0 million change in our net operating assets and liabilities was primarily the result of a $9.5 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $5.5 million increase in other liabilities primarily driven by the collection of leasehold improvement incentives related to our new corporate headquarters and a $1.1 million increase in accrued compensation, partially offset by a $4.8 million increase in accounts receivable due to increased revenue and timing of invoicing and a $1.6 million increase in prepaid expenses, other current assets and other assets primarily due to certain deposits we made related to future purchases of furniture and fixtures and equipment and the receivable from the landlord related to the leasehold improvement incentives associated with our new corporate headquarters.

.
Cash provided by operating activities of $9.0 million during the six months ended January 31, 2012 was primarily attributable to a net loss of $2.8 million, which was more than offset by non-cash charges of $3.7 million for stock-based compensation, $2.9 million for depreciation and amortization and a $5.2 million cash inflow from the change in our net operating assets and liabilities. The $5.2 million change in our net operating assets and liabilities was primarily a result of an increase in net deferred revenue of $9.0 million, which was attributable to an increase in our established base of maintenance and support contracts, partially offset by a $1.7 million increase in accounts receivable, a $0.2 million increase in inventory and a $1.9 million increase in prepaid expenses, other current assets and other assets.
Cash Flows from Investing Activities
The $101.6 million cash used in our investing activities during the six months ended January 31, 2013 was primarily due to $96.1 million in cash used to purchase short-term investments and $6.7 million in cash used for purchases of leasehold improvements for our new corporate headquarters and computer equipment and software, partially offset by a $0.7 million proceeds from maturities of short-term investments and a $0.5 million decrease in restricted cash.
During the six months ended January 31, 2012, cash used in investing activities was approximately $1.8 million primarily for purchases of computer equipment and software.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended January 31, 2013 and 2012 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $11.8 million and $0.5 million.
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

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of January 31, 2013. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	2018 and Thereafter
Contractual Obligations(1):	(In thousands)
Operating lease obligations(2)	$32,328	$2,158	$4,576	$4,212	$4,094	$4,062	$13,226
Purchase commitments(3)	2,945	2,945	—	—	—	—	—
Total	$35,273	$5,103	$4,576	$4,212	$4,094	$4,062	$13,226

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
Off-Balance Sheet Arrangements
As of January 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three and six months ended January 31, 2013, we incurred a net loss of $3.2 million and $5.6 million. As a result, we had an accumulated deficit of $113.8 million at January 31, 2013. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and as we assume the reporting requirements and compliance obligations of a public company. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
     We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers’ rapidly evolving demands in our highly competitive industry. For example, in January 2013, we introduced a new smaller form factor appliance, which is designed for retail locations. We expect the introduction of these new appliances will have lower gross margins. Likewise, we introduced the Security Device Controller and the DNS Firewall in January 2013. We also invest in the acquisition of products that expand our offerings and help us enter into new growing markets, as we did when we expanded our product line and automation capabilities through our May 2010 acquisition of Netcordia. We often make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to manage successfully the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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
During the three months ended January 31, 2013 and 2012 and six months ended January 31, 2013 and 2012, 40.7%, 43.2%, 39.1 and 43.0% of our net revenue were derived from customers outside of the United States. During fiscal 2012, we experienced relatively slower growth in Europe, Middle East and Africa as compared to other geographies, and there can be no assurance that this trend will change in the foreseeable future. Sales to these end customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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
     In this regard, in January 2013, we introduced new smaller form factor appliance, which is designed for retail locations. We expect the introduction of these new appliances will have lower gross margins and thus impact our operating results.

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
A significant portion of our sales is made to certain departments of the U.S. government. Nearly all of these sales are made through resellers. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our net revenue to grow less rapidly or even to decline. For example, it is unclear whether the recent sequestration will impact the sales, or the timing of sales, of our products to departments of the U.S. government. The timing of fulfillment under government contracts can also be uncertain. In addition, since in most cases we are unable to fulfill orders from the U.S. government directly, the loss of key reseller relationships could adversely affect our ability to fulfill certain orders from the government until we are able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

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
     Based upon beneficial ownership as of January 31, 2013, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 43.6% of our outstanding common stock. These stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Infoblox Inc.

Date: March 5, 2013	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.02	Restated Bylaws of the Registrant. (2)
10.1+*	Amended 2012 Employee Stock Purchase Plan
10.2+*	Amended 2012 Equity Incentive Plan
10.3+	Description of Infoblox Bonus Plan-FY 2013. (3)
10.4+	Description of Infoblox FY 2013 World Wide Sales Compensation Plan. (4)
31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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