Form 10-Q
period 2013-04-30
INFOBLOX INC
filed 2013-05-31
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 001-35507
INFOBLOX INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0062867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3111 Coronado Drive Santa Clara, California 95054
(Address of principal executive offices)
(408) 986-4000
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at May 24, 2013
Common Stock, $0.0001 par value per share	50,076,255

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,261	$156,613
Short-term investments	95,438	—
Accounts receivable, net	33,384	26,819
Inventory	4,195	2,560
Deferred tax assets	1,686	1,577
Prepaid expenses and other current assets	5,062	4,159
Total current assets	236,026	191,728
Property and equipment, net	18,984	6,498
Restricted cash	3,504	3,803
Intangible assets, net	6,075	7,817
Goodwill	32,726	32,726
Other assets	327	411
TOTAL ASSETS	$297,642	$242,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,538	$11,607
Accrued compensation	12,601	10,295
Deferred revenue, net	64,562	56,184
Total current liabilities	90,701	78,086
Deferred revenue, net	27,508	20,483
Deferred tax liability	1,636	1,494
Other liabilities	7,062	845
TOTAL LIABILITIES	126,907	100,908
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000,000 shares authorized; 49,805,539 shares and 45,737,770 shares issued and outstanding as of April 30, 2013 and July 31, 2012	5	5
Additional paid-in capital	284,733	250,206
Accumulated other comprehensive gain	26	—
Accumulated deficit	(114,029)	(108,136)
TOTAL STOCKHOLDERS’ EQUITY	170,735	142,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,642	$242,983

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net revenue:
Products and licenses	$33,596	$24,558	$91,501	$70,796
Services	24,439	18,866	70,478	53,370
Total net revenue	58,035	43,424	161,979	124,166
Cost of revenue:
Products and licenses	7,786	6,004	20,726	15,728
Services	4,910	3,781	13,701	11,088
Total cost of revenue	12,696	9,785	34,427	26,816
Gross profit	45,339	33,639	127,552	97,350
Operating expenses:
Research and development	10,976	8,987	31,783	26,872
Sales and marketing	28,138	21,691	82,877	61,969
General and administrative	6,195	3,757	17,346	11,150
Total operating expenses	45,309	34,435	132,006	99,991
Income (loss) from operations	30	(796)	(4,454)	(2,641)
Other expense, net	(45)	(449)	(371)	(788)
Loss before provision for (benefit from) income taxes	(15)	(1,245)	(4,825)	(3,429)
Provision for (benefit from) income taxes	242	(226)	1,068	435
Net loss	$(257)	$(1,019)	$(5,893)	$(3,864)

Net loss per share - basic and diluted	$(0.01)	$(0.07)	$(0.12)	$(0.32)

Weighted-average shares used in computing net loss per share - basic and diluted	49,261	14,266	47,696	12,140
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net loss	$(257)	$(1,019)	$(5,893)	$(3,864)
Other comprehensive income
Unrealized holding gains on short-term investments arising during the period, net of tax and reclassification adjustments for amounts included in net loss	30	—	26	—
Comprehensive loss	$(227)	$(1,019)	$(5,867)	$(3,864)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,893)	$(3,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	16,190	6,280
Depreciation and amortization	4,637	4,251
Excess tax benefits from employee stock plans	(641)	—
Amortization of investment premium	265	—
Change in fair value of convertible preferred stock warrant liability	—	391
Other	103	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,565)	(438)
Inventory	(1,635)	(500)
Prepaid expenses, other current assets and other assets	(1,002)	(341)
Accounts payable and accrued liabilities	1,521	(284)
Accrued compensation	2,306	(194)
Deferred revenue, net	15,403	11,988
Other liabilities	6,145	(46)
Net cash provided by operating activities	30,834	17,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(113,325)	—
Proceeds from maturities of short-term investments	17,648	—
Purchases of property and equipment	(13,944)	(3,225)
Decrease in restricted cash	529	—
Net cash used in investing activities	(109,092)	(3,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	17,500	1,723
Payment of remaining unpaid initial public offering costs	(235)	—
Excess tax benefits from employee stock plans	641	—
Proceeds from initial public offering, net of offering costs	—	99,462
Net cash provided by financing activities	17,906	101,185
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,352)	115,203
CASH AND CASH EQUIVALENTS—Beginning of period	156,613	42,207
CASH AND CASH EQUIVALENTS—End of period	$96,261	$157,410
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$1,794	$—
Cash paid for income taxes, net	$809	$765
Change in liability due to vesting of early exercised stock options	$204	$174
Conversion of convertible preferred stock to common stock	$—	$107,506
Initial public offering costs not yet paid	$—	$1,277
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

Initial Public Offering
On April 25, 2012, we completed our initial public offering, or IPO, of our common stock whereby 6,869,343 shares of common stock were sold by us (inclusive of 1,125,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 1,755,657 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $16.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $109.9 million. The net proceeds from the offering were $98.2 million after deducting underwriting discounts and commissions of approximately $7.7 million and offering expenses of approximately $4.0 million. We did not receive any proceeds from the sales of shares by the selling stockholders. Concurrent with the closing of the IPO, all shares of our convertible preferred stock automatically converted into 26,841,363 shares of common stock and all shares of convertible preferred stock warrants converted to common stock warrants, of which an insignificant amount remained unexercised as of April 30, 2013.

Secondary Offering
On October 11, 2012, we closed a secondary offering, in which certain of our stockholders offered 5,000,000 shares of common stock at a price to the public of $20.00 per share. The aggregate offering price for shares sold in the offering was $96.0 million, net of underwriting discounts and commissions. The underwriters did not exercise their option to purchase 750,000 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in this offering. In connection with this offering, we incurred approximately $0.8 million expenses, which were included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended October 31, 2012.
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of April 30, 2013, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2013 and 2012 are unaudited. The condensed consolidated balance sheet as of July 31, 2012 was derived from the audited consolidated balance sheet as of July 31, 2012. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2013, our results of operations and comprehensive loss for the three and nine months ended April 30, 2013 and 2012 and cash flows for the nine months ended April 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2013.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Except for the fair value and cash, cash equivalents and short-term investments policies described below, there have been no other significant changes in our accounting policies during the three and nine months ended April 30, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2012.

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

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our condensed consolidated statements of operations. During the three and nine months ended April 30, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three and nine months ended April 30, 2013, one distributor, Exclusive Networks, accounted for 11.5% and 11.9% of our total net revenue. For the three and nine months ended April 30, 2012, no customer represented more than 10% of our total net revenue. As of April 30, 2013, Intelligent Decisions Inc., a reseller, and Exclusive Networks accounted for 15.7% and 13.2% of our total gross accounts receivable. As of July 31, 2012, Exclusive Networks accounted for 10.5% of our total gross accounts receivable. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, in December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of income and in the statement of comprehensive income. We adopted both standards during the first quarter of fiscal 2013 and the adoption did not have any impact on our financial position or results of operations. We now present comprehensive loss in a separate statement following the condensed consolidated statements of operations.

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

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. We adopted ASU 2013-02 during the three months ended April 30, 2013. For the three and nine months ended April 30, 2013, no amounts were reclassified out of accumulated other comprehensive income.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Stock options to purchase common stock	5,584	6,256	6,198	7,594
Restricted stock units	441	—	182	—
Common stock warrants	17	287	18	320
Convertible preferred stock	—	24,754	—	26,156
Convertible preferred stock warrants	—	52	—	55

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of April 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$5,256	$—	$—	$5,256
Short-term investments:
U.S. Treasury securities	65,681	11	(3)	65,689
U.S. government agency securities	20,411	13	—	20,424
FDIC-backed certificates of deposit	9,320	10	(5)	9,325
Total short-term investments	95,412	34	(8)	95,438
Restricted cash:
U.S. Treasury securities	3,403	—	—	3,403
Total cash equivalents, short-term investments and restricted cash	$104,071	$34	$(8)	$104,097

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of April 30, 2013:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$60,692	$60,704
Due after one year through two years	34,720	34,734
Total	$95,412	$95,438

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at April 30, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,256	$—	$—	$5,256
Short-term investments:
U.S. Treasury securities	65,689	—	—	65,689
U.S. government agency securities	—	20,424	—	20,424
FDIC-backed certificates of deposit	—	9,325	—	9,325
Total short-term investments	65,689	29,749	—	95,438

Restricted cash:
U.S. Treasury securities	3,403	—	—	3,403
Time deposits	201	—	—	201
Total restricted cash	3,604	—	—	3,604
Total financial assets	$74,549	$29,749	$—	$104,298

Of the $3.6 million total restricted cash as of April 30, 2013, $3.5 million is presented as restricted cash and $0.1 million is included as part of prepaid expenses and other current assets in the condensed consolidated balance sheet.

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three and nine months ended April 30, 2013.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	April 30, 2013	July 31, 2012
	(In thousands)
Raw materials	$257	$132
Finished goods	3,938	2,428
Total inventory	$4,195	$2,560

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	April 30, 2013	July 31, 2012
	(In thousands)
Deferred revenue:
Products and licenses	$8,450	$10,044
Services	84,772	68,256
Total deferred revenue	93,222	78,300
Deferred cost of revenue:
Products and licenses	963	1,445
Services	189	188
Total deferred cost of revenue	1,152	1,633
Total deferred revenue, net	92,070	76,667
Less current portion	64,562	56,184
Noncurrent portion	$27,508	$20,483

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2012, we entered into an agreement for the lease of an office building located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years which commenced in February 2013. This office building now houses our new corporate headquarters that we started occupying in March 2013. The annual base rent for this office lease ranges from approximately $3.2 million to $3.9 million over the term of the lease and we are also responsible for the payment of certain operating expenses, including utilities and real estate taxes. Pursuant to the terms of the lease agreement, we were obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In connection with this office lease, we were entitled to receive from the landlord leasehold incentives of approximately $6.0 million to make leasehold improvements to the leased properties, of which $5.4 million was received from the landlord as of April 30, 2013 and the other $0.6 million was received in May 2013. The leasehold incentive was recorded as deferred rent when the related invoices were submitted to the landlord and is amortized against rent expense over the term of the lease. As of April 30, 2013, $5.5 million lease incentives remained unamortized, of which $4.8 million was included in other liabilities and $0.7 million was included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.
Contract Manufacturer Commitments
The independent contract manufacturer that provides substantially all of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer that may not be cancellable. As of April 30, 2013 and July 31, 2012, we had $2.6 million and $3.1 million of open purchase orders that may not be cancellable with this independent contract manufacturer.
Guarantees
We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have, at our option and expense, the ability to repair any infringement, replace the product with a non-infringing functionally equivalent product, or refund our customers the unamortized value of the product based on its estimated useful life, typically five years. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantees and indemnification arrangements have not had any significant impact on our condensed consolidated financial statements to date.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against Infoblox in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-LPS (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of April 30, 2013. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, employee stock purchase plan, or ESPP, purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$387	$138	$1,191	$341
Research and development	1,145	492	3,541	1,258
Sales and marketing	2,956	1,349	8,643	3,194
General and administrative	1,162	564	2,815	1,487
	$5,650	$2,543	$16,190	$6,280

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Stock options	$2,586	$2,296	$7,445	$6,033
RSUs	1,815	—	3,690	—
ESPP	1,249	247	5,055	247
	$5,650	$2,543	$16,190	$6,280
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of April 30, 2013:

	As of April 30, 2013	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$26,975	3.46
Stock options	20,920	2.45
ESPP	3,037	0.94
Total unrecognized stock-based compensation balance	$50,932	2.89
Determination of Fair Value
The fair value of all our equity-based awards was estimated at the date of grant using the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
Stock Options:	2013	2012	2013	2012
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.06%	0.83%	0.97%	0.91%
Expected volatility	53%	57%	53%	56%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$10.69	$6.76	$9.78	$5.70
Employee Stock Purchase Plan:
Expected term (in years)	$—	0.67 - 2.17	0.5-2.0	0.67 - 2.17
Risk-free interest rate	—%	0.15% - 0.31%	0.12% - 0.26%	0.15% - 0.31%
Expected volatility	—%	53% - 58%	53% - 58%	53% - 58%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$—	$9.40	$7.07	$9.40

During the three months ended January 31, 2013, employees purchased approximately 0.3 million shares at an average price per share of $13.60 under our ESPP.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Activities
A summary of the option activity under our stock plans during the nine months ended April 30, 2013 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2012	11,847	$6.16
Options granted	706	$19.38
Options exercised	(3,742)	$3.61
Options canceled due to forfeitures	(501)	$8.49
Outstanding as of April 30, 2013	8,310	$8.29	7.40	$114,852
Vested and expected to vest as of April 30, 2013	8,016	$8.14	7.35	$112,003
Vested and exercisable as of April 30, 2013	4,052	$5.40	6.34	$67,722

Restricted Stock Units Activities
A summary of the restricted stock unit activity during the nine months ended April 30, 2013 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2012	36	$18.68
Granted	1,750	$20.17
Vested	(14)	$18.23
Cancellations due to forfeitures	(78)	$19.96
Outstanding as of April 30, 2013	1,694	$20.16

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 7. INCOME TAXES
The provision for income taxes for the three months ended April 30, 2013 was $0.2 million and the income tax benefit for the three months ended April 30, 2012 was $0.2 million. The provision for income taxes consists primarily of state and foreign income taxes. The increase in the provision for income taxes for the three months ended April 30, 2013 compared to the same period in the prior year was principally attributable to a $0.4 million tax benefit recognized in the three months ended April 30, 2012 due to a favorable IRS ruling and higher state income taxes as a result of higher non-deductible items, primarily stock-based compensation expense in the three months ended April 30, 2012.
The provisions for income taxes for the nine months ended April 30, 2013 and 2012 were $1.1 million and $0.4 million. The provision for income taxes consists of state and foreign income taxes. The increase in the provision for income taxes for the nine months ended April 30, 2013 compared to the same period in the prior year was principally attributable to higher state income taxes due to higher non-deductible items offset by lower foreign income taxes and a $0.4 million tax benefit recognized in the nine months ended April 30, 2012 due to a favorable IRS ruling.
For the three and nine months ended April 30, 2013 and 2012, our provisions for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and we realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of April 30, 2013 and July 31, 2012. In determining future taxable income, we make assumptions to forecast the reversal of temporary differences, the implementation of any feasible and prudent tax planning strategies and federal, state and international operating income. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended April 30, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Americas	$38,456	$28,449	$105,499	$78,864
Europe, Middle East and Africa ("EMEA")	13,129	10,090	39,663	29,879
Asia Pacific ("APAC")	6,450	4,885	16,817	15,423
Total net revenue	$58,035	$43,424	$161,979	$124,166
Included within the Americas total in the above table is revenue from sales in the U.S. of $36.2 million and $26.9 million for the three months ended April 30, 2013 and 2012 and $99.5 million and $72.8 million for the nine months ended April 30, 2013 and 2012. Aside from the U.S., no other country comprised more than 10% of our net revenue for the three and nine months ended April 30, 2013 and 2012.
Our property and equipment, net by location is summarized as follows:

	April 30, 2013	July 31, 2012
	(In thousands)
Americas	$18,634	$6,180
APAC	212	194
EMEA	138	124
Total property and equipment, net	$18,984	$6,498
Included within the Americas total in the above table is property and equipment, net in the U.S. of $18.6 million and $6.1 million as of April 30, 2013 and July 31, 2012.

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
We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 42.1% and 43.4% of our net revenue for the three months ended April 30, 2013 and 2012 and 43.5% and 43.0% for the nine months ended April 30, 2013 and 2012.
We sell our products and services to enterprises and government entities primarily through our channel partners, including distributors, systems integrators, managed service providers and value-added resellers in the United States and internationally. We also have a field sales force that sells our solution directly to certain end customers, and typically works closely with our channel partners in all phases of initial sales of our products and services. Our sales are in three geographic regions: Americas, EMEA and APAC. During the three months ended April 30, 2013 and 2012, 66.3% and 65.5% of our net revenue was generated from the Americas, 22.6% and 23.3% was generated from EMEA, and 11.1% and 11.2% was generated from APAC. During the nine months ended April 30, 2013 and 2012, 65.1% and 63.5% of our net revenue was generated from the Americas, 24.5% and 24.1% was generated from EMEA, and 10.4% and 12.4% was generated from APAC.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of our net revenue for the three and nine months ended April 30, 2013 and 2012.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Net revenue:
Products and licenses	$33,596	$24,558	$91,501	$70,796
Services	24,439	18,866	70,478	53,370
Total net revenue	58,035	43,424	161,979	124,166
Cost of revenue(1):
Products and licenses(2)	7,786	6,004	20,726	15,728
Services	4,910	3,781	13,701	11,088
Total cost of revenue	12,696	9,785	34,427	26,816
Gross profit	45,339	33,639	127,552	97,350
Operating expenses:
Research and development(1)	10,976	8,987	31,783	26,872
Sales and marketing(1) (2)	28,138	21,691	82,877	61,969
General and administrative(1)	6,195	3,757	17,346	11,150
Total operating expenses	45,309	34,435	132,006	99,991
Income (loss) from operations	30	(796)	(4,454)	(2,641)
Other expense, net	(45)	(449)	(371)	(788)
Loss before provision for (benefit from) income taxes	(15)	(1,245)	(4,825)	(3,429)
Provision for (benefit from) income taxes	242	(226)	1,068	435
Net loss	$(257)	$(1,019)	$(5,893)	$(3,864)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(As a % of net revenue)
Net revenue:
Products and licenses	57.9%	56.6%	56.5%	57.0%
Services	42.1	43.4	43.5	43.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	13.4	13.8	12.8	12.7
Services	8.5	8.7	8.5	8.9
Total cost of revenue	21.9	22.5	21.3	21.6
Gross margin	78.1	77.5	78.7	78.4
Operating expenses:
Research and development(1)	18.9	20.7	19.6	21.6
Sales and marketing(1) (2)	48.5	49.9	51.2	49.9
General and administrative(1)	10.7	8.7	10.7	9.0
Total operating expenses	78.1	79.3	81.5	80.5
Operating margin	—	(1.8)	(2.8)	(2.1)
Other expense, net	—	(1.0)	(0.2)	(0.7)
Loss before provision for (benefit from) income taxes	—	(2.8)	(3.0)	(2.8)
Provision for (benefit from) income taxes	0.4	(0.5)	0.6	0.3
Net loss	(0.4)%	(2.3)%	(3.6)%	(3.1)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Stock-based compensation:
Cost of revenue	$387	$138	$1,191	$341
Research and development	1,145	492	3,541	1,258
Sales and marketing	2,956	1,349	8,643	3,194
General and administrative	1,162	564	2,815	1,487
Total stock-based compensation	$5,650	$2,543	$16,190	$6,280

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$254	$325	$762	$980
Sales and marketing	327	327	981	1,233
Total intangible asset amortization expense	$581	$652	$1,743	$2,213
Results of Operations for the Three and Nine Months Ended April 30, 2013 and 2012
The following table presents our net revenue for the three and nine months ended April 30, 2013 and related changes from the same periods in prior year:
Net Revenue

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Products and licenses	$33,596	$24,558	$9,038	36.8%	$91,501	$70,796	$20,705	29.2%
Services	24,439	18,866	5,573	29.5%	70,478	53,370	17,108	32.1%
Total net revenue	$58,035	$43,424	$14,611	33.6%	$161,979	$124,166	$37,813	30.5%

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012
Our net revenue increased by $14.6 million, or 33.6%, to $58.0 million during the three months ended April 30, 2013 from $43.4 million during the three months ended April 30, 2012.
Products and licenses revenue increased by $9.0 million, or 36.8%, to $33.6 million during the three months ended April 30, 2013 from $24.6 million during the three months ended April 30, 2012. The change was due primarily to higher unit sales, and to a lesser extent, an increase in average selling prices, which was driven by increased sales of our higher capacity and higher performance products.

Services revenue increased $5.6 million, or 29.5%, to $24.4 million during the three months ended April 30, 2013 from $18.9 million during the three months ended April 30, 2012. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts that are amortized over the service period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Nine Months Ended April 30, 2013 Compared to Nine Months Ended April 30, 2012
Our net revenue increased by $37.8 million, or 30.5%, to $162.0 million during the nine months ended April 30, 2013 from $124.2 million during the nine months ended April 30, 2012.
Products and licenses revenue increased by $20.7 million, or 29.2%, to $91.5 million during the nine months ended April 30, 2013 from $70.8 million during the nine months ended April 30, 2012. The change was due primarily to an increase in average selling prices, which was driven by increased sales of our higher capacity and higher performance products, and to a lesser extent, higher unit sales.
Services revenue increased $17.1 million, or 32.1%, to $70.5 million during the nine months ended April 30, 2013 from $53.4 million during the nine months ended April 30, 2012. The increase in our services revenue reflects the growth in our end customer base and the strength of our renewals business.
Gross Profit

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$25,810	$18,554	$7,256	39.1%	$70,775	$55,068	$15,707	28.5%
Products and licenses gross margin	76.8%	75.6%		1.2	77.3%	77.8%		(0.5)
Services Gross Profit:
Services gross profit	$19,529	$15,085	$4,444	29.5%	$56,777	$42,282	$14,495	34.3%
Services gross margin	79.9%	80.0%		(0.1)	80.6%	79.2%		1.4
Total Gross Profit:
Total gross profit	$45,339	$33,639	$11,700	34.8%	$127,552	$97,350	$30,202	31.0%
Total gross margin	78.1%	77.5%		0.6	78.7%	78.4%		0.3

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012
Total gross margin during the three months ended April 30, 2013 was 0.6 percentage point higher than the same period in the prior year primarily due to the increase in our products and licenses gross margin. Products and licenses gross margin increased by 1.2 percentage points primarily due to an increase in average selling prices, partially offset by higher costs of our next generation appliances. Services gross margin during the three months ended April 30, 2013 was flat compared to the same period in the prior year.

Nine Months Ended April 30, 2013 Compared to Nine Months Ended April 30, 2012
Total gross margin for the nine months ended April 30, 2013 was essentially unchanged compared to the nine months ended April 30, 2012. The 0.5 percentage point decrease in products and licenses gross margin was primarily due to shipments of our next generation appliances, which have a higher cost. The 1.4 percentage point increase in services gross margin was principally the result of personnel costs growing at a slower rate than services revenue.

Operating Expenses

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Research and development	$10,976	$8,987	$1,989	22.1%	$31,783	$26,872	$4,911	18.3%
Sales and marketing	28,138	21,691	6,447	29.7%	82,877	61,969	20,908	33.7%
General and administrative	6,195	3,757	2,438	64.9%	17,346	11,150	6,196	55.6%
Total operating expenses	$45,309	$34,435	$10,874	31.6%	$132,006	$99,991	$32,015	32.0%
Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012
Research and Development Expenses
Research and development expenses increased by $2.0 million, or 22.1%, to $11.0 million during the three months ended April 30, 2013 from $9.0 million during the three months ended April 30, 2012. The change was primarily attributable to a $1.2 million increase in personnel costs, which includes a $0.7 million increase in stock-based compensation associated with our ESPP, RSU and stock option programs. The change was also due to a $0.3 million increase in the cost of third-party engineering and development services. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain relatively consistent for the remainder of fiscal 2013.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.4 million, or 29.7%, to $28.1 million during the three months ended April 30, 2013 from $21.7 million during the three months ended April 30, 2012. The change was primarily related to a $5.3 million increase in personnel costs due to increased headcount and higher sales commissions driven by higher revenues. This increase includes a $1.6 million increase in stock-based compensation related to our ESPP, RSU and stock option programs. The change was also attributable to a $0.5 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners. We intend to continue to make investments in our sales resources and infrastructure, but expect sales and marketing expense as a percentage of revenue to remain at relatively consistent levels for the remainder of fiscal 2013.
General and Administrative Expenses
General and administrative expenses increased by $2.4 million, or 64.9%, to $6.2 million during the three months ended April 30, 2013 from $3.8 million during the three months ended April 30, 2012. The change was principally attributable to a $1.6 million increase in personnel costs associated primarily with increased headcount. This increase included a $0.6 million increase in stock-based compensation related to our ESPP, RSU and stock option programs. In addition, there was a $0.5 million increase in consulting, professional accounting, tax and advisory services associated with our organizational growth and operations as a public company. We expect general and administrative expense as a percentage of revenue to remain relatively consistent during the remainder of fiscal 2013.
Nine Months Ended April 30, 2013 Compared to Nine Months Ended April 30, 2012
Research and Development Expenses
Research and development expenses increased by $4.9 million, or 18.3%, to $31.8 million during the nine months ended April 30, 2013 from $26.9 million during the nine months ended April 30, 2012. The change was primarily attributable to a $3.5 million increase in personnel costs, which includes a $2.3 million increase in stock-based compensation associated with our ESPP, RSU and stock option programs. The change was also due to a $0.5 million increase in the cost of third-party engineering and development services.

Sales and Marketing Expenses
Sales and marketing expenses increased by $20.9 million, or 33.7%, to $82.9 million during the nine months ended April 30, 2013 from $62.0 million during the nine months ended April 30, 2012. The change was primarily related to a $18.0 million increase in personnel costs due to increased headcount and higher sales commissions driven by higher revenues. This increase includes a $5.4 million increase in stock-based compensation related to our ESPP, RSU and stock option programs and a $0.8 million increase in travel-related costs. The change was also attributable to a $1.2 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners.
General and Administrative Expenses
General and administrative expenses increased by $6.2 million, or 55.6%, to $17.3 million during the nine months ended April 30, 2013 from $11.2 million during the nine months ended April 30, 2012. The change was principally attributable to a $3.7 million increase in personnel costs associated with increased headcount. This increase included a $1.3 million increase in stock-based compensation related to our ESPP, RSU and stock option programs. In addition, we incurred $0.8 million in professional legal, accounting and advisory services fees associated with our secondary offering during the first quarter of fiscal 2013 and there was also a $0.7 million increase in our recurring professional accounting, tax and advisory services associated with our organizational growth and operations as a public company, a $0.5 million increase in travel related expenses and a $0.5 million increase in board of director's fees and directors and officers insurances.
Provision for Income Taxes

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Provision for (benefit from)income taxes	$242	$(226)	$468	(207.1)%	$1,068	$435	$633	145.5%
Due to the full valuation allowance recorded against our domestic net deferred tax assets, our provisions for income taxes during the three and nine months ended April 30, 2013 and 2012 consisted of foreign income taxes, state taxes for states in which we have no net operating loss carryforwards, and state minimum taxes. During the three months ended April 30, 2013, our provision for income taxes was $0.2 million and during the three months ended April 30, 2012, we had an income tax benefit of $0.2 million. The increase in our provision for income taxes for the three months ended April 30, 2013 compared to the same period in the prior year was principally attributable to a $0.4 million tax benefit recognized in the three months ended April 30, 2012 due to a favorable IRS ruling offset by higher state income taxes as a result of higher non-deductible items, primarily stock-based compensation expense in the three months ended April 30, 2012. For the nine months ended April 30, 2013 and 2012, our provisions for income taxes were $1.1 million and $0.4 million. The increase in our provision for income taxes for the nine months ended April 30, 2013 compared to the same period in the prior year was principally attributable to higher state income taxes as a result of higher non-deductible items offset by lower foreign income taxes and a $0.4 million tax benefit recognized in the nine months ended April 30, 2012 due to a favorable IRS ruling.

Liquidity and Capital Resources

	April 30, 2013	July 31, 2012
	(In thousands)
Cash and cash equivalents	$96,261	$156,613
Short-term investments	95,438	—
Total cash, cash equivalents and short-term investments	$191,699	$156,613

Working Capital	$145,325	$113,642

	Nine Months Ended April 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$30,834	$17,243
Net cash used in investing activities	$(109,092)	$(3,225)
Net cash provided by financing activities	$17,906	$101,185
Cash, Cash Equivalents and Short-term Investments
As of April 30, 2013, we had cash, cash equivalents and short-term investments of $191.7 million, including $1.7 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.6 million of money market funds and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $30.8 million during the nine months ended April 30, 2013 was primarily attributable to a net loss of $5.9 million, which was more than offset by non-cash charges of $16.2 million for stock-based compensation, $4.6 million for depreciation and amortization and a $16.2 million cash inflow from the change in our net operating assets and liabilities. The $16.2 million change in our net operating assets and liabilities was primarily the result of a $15.4 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $6.1 million increase in other liabilities primarily driven by the collection of leasehold improvement incentives related to our new corporate headquarters, a $2.3 million increase in accrued compensation and a $1.5 million increase in accounts payable and accrued liabilities, partially offset by a $6.6 million increase in accounts receivable due to increased revenue and timing of invoicing, a $1.6 million increase in inventory mainly due to inventory build-up in preparation for our fourth quarter shipments and a $1.0 million increase in prepaid expenses, other current assets and other assets.

Cash provided by operating activities of $17.2 million during the nine months ended April 30, 2012 was primarily attributable to a net loss of $3.9 million, which was more than offset by non-cash charges of $6.3 million for stock-based compensation, $4.3 million for depreciation and amortization and a $10.2 million cash inflow from the change in our net operating assets and liabilities. The $10.2 million change in our net operating assets and liabilities was primarily a result of an increase in net deferred revenue of $12.0 million, which was attributable to an increase in our established base of maintenance and support contracts, partially offset by a $0.5 million increase in inventory, a $0.4 million increase in accounts receivable and a $0.3 million increase in prepaid expenses, other current assets and other assets.
Cash Flows from Investing Activities
The $109.1 million cash used in our investing activities during the nine months ended April 30, 2013 was primarily due to $113.3 million in cash used to purchase short-term investments and $13.9 million in cash used for purchases of leasehold improvements for our new corporate headquarters and computer equipment and software, partially offset by a $17.6 million proceeds from maturities of short-term investments and a $0.5 million decrease in restricted cash.
During the nine months ended April 30, 2012, cash used in investing activities was approximately $3.2 million primarily for purchases of computer equipment and software.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended April 30, 2013 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $17.5 million.
In April 2012, we received $99.5 million net proceeds from our initial public offering. With the exception of the initial public offering, our financing activities consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $1.7 million for the nine months ended April 30, 2012.
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

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of April 30, 2013. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	2018 and Thereafter
Contractual Obligations(1):	(In thousands)
Operating lease obligations(2)	$31,053	$886	$4,583	$4,204	$4,092	$4,062	$13,226
Purchase commitments(3)	2,573	2,573	—	—	—	—	—
Total	$33,626	$3,459	$4,583	$4,204	$4,092	$4,062	$13,226

(1)
The contractual obligation table above excludes tax liabilities of $1.3 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)
Operating lease obligations represent our obligations to make payments under non-cancellable lease agreements for our facilities. In May 2012, we entered into a lease agreement for our new corporate headquarters in Santa Clara, California for an initial term of eight years which commenced in February 2013. Our annual base rent under this lease ranges from approximately $3.2 million to $3.9 million over its term.

(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party manufacturers in advance of anticipated sales.
Off-Balance Sheet Arrangements
As of April 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
See Note 1 of the notes to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 5 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three and nine months ended April 30, 2013, we incurred a net loss of $0.3 million and $5.9 million. As a result, we had an accumulated deficit of $114.0 million at April 30, 2013. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and as we assume the reporting requirements and compliance obligations of a public company. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. In this regard, we were recently sued by Versata Software, Inc. for alleged infringement of four Versata's patents. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a more limited portfolio of issued patents than our major competitors, and therefore may not be able to utilize our intellectual property portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services. We could also be required to seek a license for the use of that intellectual property, which might not be available on commercially acceptable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

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
During the three months ended April 30, 2013 and 2012 and nine months ended April 30, 2013 and 2012, 37.5%, 38.1%, 38.5% and 41.4% of our net revenue were derived from customers outside of the United States. In fiscal 2013, we experienced relatively slower growth in APAC as compared to other geographies, and there can be no assurance that this trend will change in the foreseeable future. Sales to these end customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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
Based upon beneficial ownership as of April 30, 2013, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 20.1% of our outstanding common stock. These stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May be Purchased Under the Program
November 1 - November 30, 2012	348	$2.13	—	—
February 1 - February 28, 2013	1,875	$6.33	—	—
Total	2,223	$5.67	—	—
(1) - Represents unvested shares of common stock we repurchased upon the termination of employment or service pursuant to the provisions of our 2003 Stock Plan.

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

Infoblox Inc.

Date: May 31, 2013	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.02	Restated Bylaws of the Registrant. (2)
10.1+	Amended 2012 Employee Stock Purchase Plan (3)
10.2+	Amended 2012 Equity Incentive Plan (4)
10.3+	Description of Infoblox Bonus Plan-FY 2013. (5)
10.4+	Description of Infoblox FY 2013 World Wide Sales Compensation Plan. (6)
31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

(3)	Previously filed as Exhibit 10.1 to Registrant’s Form 10-Q (File No. 136-66468), filed with the Securities and Exchange Commission on March 5, 2013, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.2 to Registrant’s Form 10-Q (File No. 136-66468), filed with the Securities and Exchange Commission on March 5, 2013, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.16 to Registrant’s Form S-1 (File No. 333-183968), filed with the Securities and Exchange Commission on September 19, 2012, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.17 to Registrant’s Form S-1 (File No. 333-183968), filed with the Securities and Exchange Commission on September 19, 2012, and incorporated by reference herein.