Form 10-K
period 2013-07-31
INFOBLOX INC
filed 2013-09-20
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
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

(408) 986-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐        Accelerated filer    ☒
Non-accelerated filer    ☐  (Do not check if a smaller reporting company)      Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $681 million, based upon the closing sale price of such stock on the New York Stock Exchange reported on January 31, 2013. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of August 31, 2013, 51,743,781 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders to be filed subsequent to the date hereof are incorporated by reference in Items 10 - 14 of Part III of this Form 10-K. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended July 31, 2013. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

We were originally incorporated in Illinois in February 1999 and reincorporated in Delaware in May 2003. We completed our initial public offering, or IPO, of common stock in April 2012. Our corporate headquarters are located at 3111 Coronado Drive, Santa Clara, California 95054, and our main telephone number is (408) 986-4000. We maintain a website at www.infoblox.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Our Products

We offer a solution that combines real-time IP address management with the automation of key network control and network change and configuration management processes through a range of purpose-built physical and virtual appliances that are integrated with our proprietary software and provide varying levels of performance targeted to meet specific end customer needs. Our appliances can be deployed on a stand-alone basis or in combinations utilizing our Grid architecture across a variety of network environments. Our virtual appliances either are integrated within proprietary third party hardware platforms or operate in VMware and Microsoft virtual environments, and are designed to approximate their physical counterparts in functionality, scalability and performance.

We offer two families of products: Trinzic DDI and NetMRI. Our Trinzic DDI product family enables real-time DNS (domain name system), DHCP (dynamic host configuration protocol) and IPAM (IP address management), which we refer to as DDI, automates key network control processes and is augmented with optional functionality to protect against security vulnerabilities related to these network control processes, such as DNS-based malware attacks. Our NetMRI product family automates network change and configuration management processes. The Trinzic DDI and NetMRI families are designed to work together and collectively provide an automated network control solution which enables dynamic networks that are scalable, reliable, cost-effective and easy to use.

Trinzic DDI Family

The components of our Trinzic DDI family, which can be purchased independently, are Trinzic DDI, Trinzic IPAM for Microsoft, Trinzic Reporting, Load Balancer Manager and DNS Firewall.

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

Load Balancer Manager. The Load Balancer Manager with Trinzic DDI enables organizations to manage their DNS infrastructure centrally from a single point of control using automated tools that make network administrators performing global load balancer tasks more efficient, and conform to the organization's existing DNS structure and policies. The Load Balancer Manager is designed to automatically discover the organization's global load balancers and manage them through the Trinzic DDI single point of control. The Load Balancer Manager is sold to existing Trinzic DDI customers that have the F5 Big IP Global Traffic Manager; it is sold on a dedicated Grid appliance or as a software module.

DNS Firewall. The Infoblox DNS Firewall helps organizations protect against DNS-based malware attacks from known malware sources. The DNS Firewall requires license of a separate module available to Trinzic DDI customers for use with their Trinzic DDI appliances. It also requires DNS reputation data feed and we offer this as a subscription service, which provides current information on domain names associated with malware.

NetMRI Family

The components of our NetMRI family, which can be purchased independently, are NetMRI, Automation Change Manager, Switch Port Manager and Security Device Controller.

NetMRI. Our NetMRI product automates network change and configuration management processes. NetMRI enables information technology, or IT, organizations to automate time-sensitive network changes, gain visibility into the impact of changes occurring on the network, manage network configurations and meet a variety of compliance requirements for both physical and virtual machines.

Automation Change Manager. Automation Change Manager automates network configuration functions so that end customers can make network changes without manual intervention and in real-time. Automation Change Manager may be sold with our Trinzic DDI product at the time of initial deployment or thereafter.

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

    Security Device Controller. Infoblox Security Device Controller enables access policy management and automates provisioning of ACLs and rules for network firewalls and security devices. Security Device Controller may be sold with NetMRI or as a standalone product.

Our Customer Support and Services

Maintenance and Support

Our support organization provides tiered support to our channel partners and end customers 24 hours a day, by email, telephone and the Internet. We provide support through our technical support engineers and through our network of authorized and certified channel partners. We maintain technical support assistance centers in the United States, Belgium, India and Japan. These technical assistance centers provide help desk assistance on product configuration, usage, software maintenance, and problem isolation and resolution. We also provide hardware replacement support via logistics centers located in 19 locations globally. End customers and channel partners have access to our knowledge management, online case management and self-help portal to track and manage their support requests efficiently. End customers that purchase our products must also purchase maintenance and support contracts, which they may, and typically do, elect to renew in subsequent years.

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

Technology

Our proprietary technology and system architecture are critical components of our automated network control solution. Their differentiating elements include the Infoblox Grid technology and system architecture. The Grid technology utilizes our real-time distributed network database that is formed when a collection of physical and/or virtual appliances are used to collaborate as a single, unified system with a designated Grid Master maintaining the accuracy of the network database distributed among Grid Members. Multiple Grids may be connected to achieve greater scalability. We have designed our Grid architecture to eliminate a single point of failure. Our solution secures communications between the Grid Master and its Grid Members through an encrypted virtual private network tunnel.

Our approach integrates our distributed database architecture with the dedicated use of general purpose CPUs and memory technologies.

Our solution provides dynamic templates and a library of network device configurations and rules that enable organizations to automate network control and reduce data entry tasks for network control. In addition, our solution allows end customers to collect, record and maintain information about their networks and use that information to automate the configuration of their network infrastructure.

Technology Partners

We work with a range of networking and software technology partners in the engineering of our solution and the development of end customer deployments. Our current technology partners are Cisco Systems, Inc., FireEye, Inc., F5 Networks, Inc., Juniper Networks, Inc., Microsoft Corporation, Riverbed Technology, Inc. and VMware, Inc. Our engagements with technology partners range from lead generation and joint sales efforts to joint product development and engineering.

Customers
We sell our automated network control solution primarily through channel partners to end customers of various sizes-from small businesses to large enterprises-and across a broad range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. As of July 31, 2013, we had shipped appliances for deployment to more than 6,700 end customers worldwide. For the year ended July 31, 2013, one distributor, Exclusive Networks, accounted for 11.5% of our total net revenue. No single end customer, distributor or channel partner accounted for more than 10% of our net revenue in 2012 or 2011.

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

Research and Development

We believe our future success depends on our ability to develop new products and features that address the rapidly changing technology needs of our markets. We operate a flexible research and development model that relies upon a combination of in-house staff and offshore contractors to develop and enhance our products cost-effectively. Our in-house and outsourced engineering personnel are responsible for the research, design, development, quality, documentation, support and release of our products. Our primary engineering center is located in Santa Clara, California, with additional groups located in Annapolis, Maryland; Burnaby, Canada; and Paris, France. Our research and development expenses were $43.1 million, $36.6 million and $29.6 million in 2013, 2012 and 2011.

Manufacturing

We design our products and develop our software internally. We subcontract the manufacturing of most of our appliance models to Flextronics Telecom Systems, Ltd., an affiliate of Flextronics International Ltd., which purchases components from our approved list of suppliers and builds hardware appliances according to our specifications. We subcontract manufacturing of our Trinzic 100, 4010 and 4030 hardware appliances to other third-party manufacturers. Our outsourcing activity extends from prototypes to full production and includes activities such as material procurement, installation of our software, and final assembly and testing. Once the completed products are manufactured and tested, our third-party manufacturers ship them either to our channel partners for delivery and installation or to our end customers for installation.

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

Intellectual Property

Our success and ability to compete are substantially dependent upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, end customers, VARs, distributors, system integrators and others to protect our intellectual property rights. As of July 31, 2013, we had 28 patents issued in the United States and 7 patents issued in foreign jurisdictions. The duration of our issued patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. We also had 26 patent applications pending for examination in the United States and 3 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 12 of Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended July 31, 2013, 2012 and 2011 and our total assets as of July 31, 2013 and 2012, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

As of July 31, 2013, we employed 603 people, including 140 in research and development and manufacturing operations, 380 in sales and marketing and customer support, and 83 in general and administrative functions. None of our domestic employees is represented by a labor union. In several foreign jurisdictions, including Canada, France, Belgium, Italy and Spain, our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We also use a significant number of contractors in Belarus, India and Thailand to assist us with product engineering and support. We have not experienced any work stoppages, and we consider our relations with our employees and other personnel to be good.
Executive Officers and Significant Employee of the Registrant

The following sets forth certain information with regard to our executive officers and chief technology officer for 2013, including their ages as of July 31, 2013:

Name	Age	Position
Robert D. Thomas	64	President, Chief Executive Officer and Director
Christopher J. Andrews	57	Executive Vice President, Worldwide Field Operations
Stuart M. Bailey	42	Chief Technology Officer
Remo E. Canessa	55	Chief Financial Officer
David N. Gee	45	Executive Vice President, Marketing
Wendell Stephen Nye	58	Executive Vice President, Product Strategy and Corporate Development
Sohail M. Parekh	50	Executive Vice President, Engineering

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

Christopher J. Andrews has served as our executive vice president, worldwide field operations since September 2012. From September 2006 to January 2012 he served as our vice president of Americas sales and, from January 2012 to September 2012, he served as our senior vice president, worldwide sales. Prior to joining our company, he served as the vice president of Americas sales of Fortinet, Inc., a computer and network security company, from April 2005 to September 2006. From April 2004 to 2005, he served as the vice president of Americas enterprise sales of Juniper Networks, Inc., a network equipment company, which he joined following Juniper’s acquisition of NetScreen Technologies, Inc., where Mr. Andrews served as vice president of Americas sales. He holds a B.A. degree in zoology from Drew University.

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

Wendell Stephen Nye has served as our executive vice president, product strategy and corporate development since February 2010. From December 2000 to January 2010, he served as vice president and general manager of Cisco Systems, Inc., a networking products company. Prior to joining Cisco, Mr. Nye served sequentially as CEO and president of Network Security Systems, Inc., Equifax National Decision Systems, Atcom/Info and CAIS Software Solutions, Inc. as well as holding executive and sales leadership positions at CA Technologies and NCR. He holds a B.S. degree in geology and an M.B.A. from James Madison University.

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
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Form 10-K before making a decision to invest in our common stock.
Risks Related to Our Business and Industry

We have a history of losses, and we may not become profitable or maintain profitability.
Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During 2013, we incurred a net loss of $4.4 million. As a result, we had an accumulated deficit of $112.5 million at July 31, 2013. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our recent growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace or at all.
Our continued business and revenue growth will depend, in part, on our ability to continue to sell our products to new end customers, sell additional products to our existing end customers, introduce new products or enhancements and increase our share of and compete successfully in new, growing markets, and we may fail to do so. Accordingly, you should not consider our recent growth rate in net revenue as indicative of our future growth.

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

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
▪the timing of sales of our products and services, particularly large sales;

▪	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

▪	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

▪	fluctuations in demand for our products and services, including seasonal variations;

▪	the timing of the resale of our products sold to distributors, for which we generally recognize revenue upon reported sell-through;

▪	the mix of our products, services and product solution configurations sold during the period;

▪	the mix of distribution channels through which our products and services are sold;

▪	the rate and discounts at which customers replace obsolete products;

▪	the timing and success of changes in our product offerings or those of our competitors;

▪	changes in our or our competitors' pricing policies or sales terms;

▪	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

▪	our ability to control costs, including the costs of our third-party manufacturers;

▪	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

▪	the timing of costs related to the development or acquisition of technologies or businesses;

▪	our inability to complete or integrate efficiently any acquisitions that we may undertake;

▪	changes in the regulatory environment for our products domestically and internationally;

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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we introduced the Security Device Controller and the DNS Firewall in January 2013. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets. We typically make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to manage successfully the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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

We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating businesses and technology has created unforeseen operating difficulties and expenditures as would the integration of any future acquisitions. The areas where we face risks include:

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
Since our inception in 1999 we have been creating products for the developing and rapidly evolving market for automated network control. Our initial products were appliances that supported reliable connectivity to networks. We have expanded our product focus through internal development and acquisitions of products and technologies. Acquisitions of this kind may cause uncertainties related to their integration into our business. In addition, we may have difficulty in our business and financial planning because of the developing nature of the markets in which we operate and the evolving nature of our business. Because we depend in part on market acceptance of our products, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if our business and market were more mature and stable.

Adverse economic conditions may adversely impact our business.
Our business depends on the overall demand for IT and on the economic health of our current and prospective end customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. General worldwide economic conditions have experienced significant instability in recent years, impacting availability of credit and business confidence and activity and causing other difficulties that may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products continue to remain uncertain or deteriorate further, many end customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

By relying on channel partners, we may in some cases have little contact with the end customers of our products, thereby making it more difficult for us to ensure proper delivery, installation and support of our products, service ongoing end customer requirements and respond to evolving end customer needs. In addition, our use of channel partners could subject us to lawsuits, potential liability, reputational harm and other negative consequences if, for example, a sales channel partner misrepresents the functionality of our products or services to end customers or violates laws or our corporate policies.

    In particular, violations of laws or key control policies by our channel partners, despite our efforts to prevent them, could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations. Accordingly, if we fail to manage our channel partners effectively, our business would be seriously harmed.

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
Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties have asserted and may in the future assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or channel partners for which we may be liable.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. In this regard, we were recently sued by Versata Software, Inc. for alleged infringement of four of Versata's patents. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a more limited portfolio of issued patents than our major competitors, and therefore may not be able to utilize our intellectual property portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services. We could also be required to seek a license for the use of that intellectual property, which might not be available on commercially acceptable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

Failure to protect our intellectual property rights could adversely affect our business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. In addition, we might incur significant expenses in defending our intellectual property rights. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.
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

We depend on third-party manufacturers for the supply and quality of our products.
We outsource the manufacturing of the substantial majority of our products to Flextronics Telecom Systems, Ltd., an affiliate of Flextronics International Ltd. Some of our products, including the Trinzic 100 and the Trinzic 4000 series are manufactured by other third parties. These standard contract manufacturer arrangements subject us to the risk that the manufacturer does not provide our customers with the quality and performance that they expect or that the manufacturer does not provide us with an adequate supply of products. Our orders typically represent a relatively small percentage of the overall orders received by these manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We must also accurately predict the number of products that we will require. If we overestimate our requirements, we may incur liabilities for excess inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our manufacturer and suppliers may have inadequate supplies of the materials and components required to produce our products. In addition, we acquire some of our other products and components from sole-source suppliers. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturers' financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our business and operating results.

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
During 2013, 2012 and 2011, 38.3%, 40.6% and 41.5% of our net revenue were derived from customers outside of the United States. During 2013 we continued to experience slower revenue growth internationally relative to revenue growth in the United States. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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
In addition, we may be subject to increasing international environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU Regulation of Hazardous Substances Directive and the EU Waste Electrical and Electronic Equipment Directive (the “Environmental Directives”) as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations. We have incurred costs to comply with the Environmental Directives in the past, and we may be required to incur additional costs in the future to comply with similar laws and regulations as they are introduced in other countries and could disrupt our operations or logistics if we do not have sufficient time to adjust our products and processes. Our failure to comply with such environmental rules and regulations could result in reduced sales of our products, increased costs, substantial product inventory write-offs, reputational damage, penalties and other sanctions.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we continue to develop and expand our security related products and services, some or all of these products may have more restrictive export and import requirements than our historic products, which would require additional administration and could result in limiting our ability to offer our products and services in some countries or to some end customers. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries' import and export laws, we could be subject to substantial civil and criminal penalties, including fines for our company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay of product launches. In addition, various countries regulate the import of certain encryption technology, including import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Changes in our products or changes in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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
For example, in January 2013, we introduced new smaller form factor appliance, which is designed for retail locations and which we expect to have lower gross margins. Depending on the volumes of sales of such new appliances and the overall mix of product models, the lower gross margins could impact our operating results.

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

A significant portion of our sales is made to certain departments of the U.S. government. Nearly all of these sales are made through resellers. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our net revenue to grow less rapidly or even to decline. For example, it is unclear whether additional sequestration that may take effect will impact the sales, or the timing of sales, of our products to departments of the U.S. government. The timing of fulfillment under government contracts can also be uncertain. In addition, since in most cases we are unable to fulfill orders from the U.S. government directly, the loss of key reseller relationships could adversely affect our ability to fulfill certain orders from the government until we are able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate New York Stock Exchange, or NYSE, listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this annual report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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
Based upon beneficial ownership as of July 31, 2013, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 18.4% of our outstanding common stock. These stockholders may be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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
We maintain our principal office, consisting of 127,000 square feet, in Santa Clara, California, under a lease that expires January 31, 2021.

We also lease approximately 15,000 square feet of space for development activities in Annapolis, Maryland under a lease that expires in June 2017. We lease additional facilities for development activities in Burnaby, Canada and Paris, France and marketing and sales support offices in Antwerp, Belgium, Fleet, United Kingdom and Tokyo, Japan.

We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
On April 16, 2013, Versata Software, Inc., or Versata, filed suit against Infoblox in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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
Market Information
Our common stock has been listed on the New York Stock Exchange under the trading symbol “BLOX” since April 20, 2012. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at $16.00 per share on April 19, 2012.
The following table sets forth the high and low per share prices for our common stock as reported on the New York Stock Exchange:

	Fiscal 2013		Fiscal 2012
	Low	High	Low	High
Fourth quarter	$20.51	$33.17	$17.48	$22.93
Third quarter	$18.60	$22.90	$20.10	$21.30
Second quarter	$13.95	$19.92	$—	$—
First quarter	$16.61	$23.92	$—	$—

Holders of Common Equity

As of August 31, 2013, there were approximately 268 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
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

Performance Measurement Comparison of Shareholder Return
The following graph shows a comparison from April 20, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through July 31, 2013 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the NYSE Technology, Media and Communications (NYSE TMT) Index. Such returns are based on historical results and are not intended to suggest future performance.

	Apr. 20, 2012	Q3-12	Q4-12	Q1-13	Q2-13	Q3-13	Q4-13
Infoblox Inc.	$100.00	$95.77	$98.64	$77.98	$88.50	$103.80	$153.52
NYSE Composite	$100.00	$101.22	$98.80	$103.95	$113.03	$119.47	$123.94
NYSE TMT	$100.00	$102.20	$101.15	$102.60	$109.95	$114.48	$115.91

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

Recent Sales of Unregistered Securities and Use of Proceeds

Sales of Unregistered Securities

In April 2013, we issued 17,911 shares of our common stock in connection with a cashless net exercise of warrants to purchase 22,139 shares of our common stock with an exercise price of $4.17 per share.  The shares of common stock issued in this transaction were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof or Regulation D promulgated thereunder.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of our common stock were repurchased during the fourth quarter of 2013.

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

Consolidated Statements of Operations Data

	Year Ended July 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)

	(In thousands, except per-share amounts)
Net revenue	$225,044	$169,246	$132,835	102,168	$61,713
Cost of revenue	48,253	37,120	28,839	21,953	15,156
Gross profit	176,791	132,126	103,996	80,215	46,557
Operating expenses	179,929	138,646	107,826	71,859	56,634
Income (loss) from operations	(3,138)	(6,520)	(3,830)	8,356	(10,077)
Income (loss) before provision for income taxes	(3,756)	(7,466)	(4,520)	7,999	(10,140)
Provision for income taxes	650	744	802	1,011	276
Net income (loss)	$(4,406)	$(8,210)	$(5,322)	6,988	$(10,416)
Net income (loss) attributable to common stockholders (6):
Basic	$(4,406)	$(8,210)	$(5,322)	$101	$(10,416)
Diluted	$(4,406)	$(8,210)	$(5,322)	$124	$(10,416)
Net income (loss) per share attributable to common stockholders - basic and diluted (6):	$(0.09)	$(0.40)	$(0.54)	0.01	$(1.50)
Weighted-average shares used in computing net income (loss) per-share attributable to common stockholders (6):
Basic	48,494	20,563	9,933	7,768	6,966
Diluted	48,494	20,563	9,933	10,281	6,966

(1) Includes certain significant pre-tax items, such as stock-based compensation of $22.1 million, and intangible asset amortization expense of $2.3 million.
(2) Includes certain significant pre-tax items, such as stock-based compensation of $10.7 million, and intangible asset amortization expense of $2.9 million.
(3) Includes certain significant pre-tax items, such as stock-based compensation of $5.1 million, and intangible asset amortization expense of $3.3 million.
(4) Includes certain significant pre-tax items, such as stock-based compensation of $2.7 million, and intangible asset amortization expense of $1.0 million.
(5) Includes certain significant pre-tax items, such as stock-based compensation of $1.5 million, and intangible asset amortization expense of $0.3 million.
(6) Please see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the explanation of the calculations of our basic and diluted net income (loss) per share.

Consolidated Balance Sheet Data

	As of July 31
	2013	2012	2011	2010	2009

	(In thousands)
Cash and cash equivalents	$69,828	$156,613	$42,207	$27,390	$12,248
Short-term investments	$139,508	$—	$—	$—	$—
Working capital (deficit)	$166,581	$113,642	$9,256	$4,158	$(11,872)
Total assets	$320,460	$242,983	$120,017	$91,204	$26,365
Deferred revenue, net - current and long-term	$98,172	$76,667	$61,999	$42,749	$35,017
Convertible preferred stock	$—	$—	$107,506	$107,506	$77,916
Stockholders’ equity (deficit)	$189,553	$142,075	$(69,032)	$(69,999)	$(94,355)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 1, Description of the Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, and our “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

Business Overview
We are a leader in automated network control and provide an appliance-based solution that enables dynamic networks and next-generation data centers. Our solution combines real-time IP address management with the automation of key network control and network change and configuration management processes in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. Our solution enables our end customers to create dynamic networks, address burgeoning growth in the number of network-connected devices and applications, manage complex networks efficiently and capture more fully the value from virtualization and cloud computing. Our physical appliances are built by third-party manufacturers and primarily utilize readily available components. Our virtual appliances are designed to approximate their physical counterparts in functionality, scalability and performance and currently operate in VMware and Microsoft virtual environments and are integrated within certain third party products.

We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. In 2013, 2012 and 2011, services revenue was 43.0%, 43.9% and 39.6% of our net revenue in the respective years.

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

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies, such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy approaches to network control with automated network control solutions. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to automated network control solutions.  Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners.  Since our prior results have benefitted from our success at selling more complex and higher performance configurations of our product solutions, which generally result in higher value per product sold, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve the foregoing objectives, we intend to continue to invest for long-term growth by, among other things, expanding our field sales force, our channel and technology partnerships and our programs to market our solutions. In addition, we expect to continue to invest in research and development and selective acquisitions in order to expand the capabilities of our solutions. We expect that our operating results will be impacted by the timing and size of these investments over the next few quarters.

Financial Highlights

Fiscal 2013 was a year of strong execution and significant growth for us with significant increases in revenue across all of our major geographic regions and industry verticals. We achieved 33.0% annual revenue growth and 34.9% product revenue growth, in spite of a challenging IT spending environment. From a geographic perspective, we experienced revenue growth of 35.3% in the Americas, 33.7% in EMEA and 18.7% in APAC. We also delivered solid operating profitability and generated operating cash flows of $39.6 million while investing significantly in the business. We exited fiscal 2013 with approximately $209.3 million in cash, cash equivalents and short term investments and over $98.2 million of total deferred net revenue.

In fiscal 2013, we saw strong customer adoption of our automated network control solutions as their requirements for network reliability, security and manageability have increased at a rapid pace. We also expanded our total addressable market by introducing new security solutions and the Trinzic 100, a new smaller form factor network edge appliance.
Fiscal 2013 was also our first full year as a public company, following our initial public offering in April 2012. We believe the greater visibility and brand recognition derived from being a public company combined with the increasing awareness of end-customers to the value and relevance of our products to their networks have served as important contributors to our growth.
In fiscal 2013, we continue to invest in research and development to strengthen our technology leadership position and we believe continued product innovation has strengthened our technology advantage and resulted in market share gains. We also made a significant investment in sales and marketing to grow our global sales force and distribution channels to extend our global presence both geographically and by industry segment.
In fiscal 2013, total operating expenses increased by 29.8% compared to fiscal 2012. The increase was primarily driven by additional headcount to support our growth as we continued to invest in the development of new products and expand our sales coverage. As a percentage of revenue, total operating expenses declined from 81.9% to 80.0%, which together with a slight improvement in gross margin contributed to improved profitability for fiscal 2013.

Key Metrics of Our Business

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key financial metrics include the following:

	Year Ended July 31,
	2013	2012	2011

	(Dollars in thousands)
Net revenue	$225,044	$169,246	$132,835
Deferred revenue, net (end of year)	$98,172	$76,667	$61,999
Change in deferred revenue, net	$21,505	$14,668	$19,250
Gross margin	78.6%	78.1%	78.3%
Loss from operations	$(3,138)	$(6,520)	$(3,830)
Operating margin	(1.4)%	(3.9%)	(2.9%)
Net cash provided by operating activities	$39,614	$21,384	$21,502

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
Our non-GAAP financial measures are described as follows:
Non-GAAP gross profit and gross margin. Non-GAAP gross profit is gross profit as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, intangible asset amortization expense, and acquisition related expenses. Non-GAAP gross margin is non-GAAP gross profit divided by net revenue.
Non-GAAP income from operations and operating margin. Non-GAAP income from operations is income (loss) from operations as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, intangible asset amortization expense, and acquisition related expenses. Non-GAAP operating margin is non-GAAP operating income divided by net revenue.
Non-GAAP net income and earnings per share ("EPS"). Non-GAAP net income is net income (loss) as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, intangible asset amortization expense, acquisition related expenses and the tax impact of these adjustments. Non-GAAP EPS is non-GAAP net income divided by non-GAAP diluted weighted average shares outstanding. For fiscal 2011 and 2012, non-GAAP diluted weighted average shares outstanding was computed to give effect to the conversion of all outstanding convertible preferred stock including the exercise of related preferred stock warrants and the exercise of certain common stock warrants which occurred upon the closing of our IPO on April 25, 2012, as if conversion or exercise had occurred at the beginning of the period of issuance.

The following table reconciles GAAP gross profit and margin and GAAP income (loss) from operations and operating margin as reported on our consolidated statements of operations to non-GAAP gross profit and margin and non-GAAP income from operations and operating margin.

	Year Ended July 31,
	2013	2012	2011

	(Dollars in thousands)
Gross Profit Reconciliation:
GAAP gross profit	$176,791	$132,126	$103,996
Stock-based compensation	1,606	700	283
Intangible asset amortization expense	1,015	1,302	1,059
Non-GAAP gross profit	$179,412	$134,128	$105,338
Gross Margin Reconciliation:
GAAP gross margin	78.6%	78.1%	78.3%
Stock-based compensation	0.7%	0.4%	0.2%
Intangible asset amortization expense	0.4%	0.8%	0.8%
Non-GAAP gross margin	79.7%	79.3%	79.3%
Income from Operations Reconciliation:
GAAP loss from operations	$(3,138)	$(6,520)	$(3,830)
Stock-based compensation	22,064	10,652	5,133
Amortization of intangible assets	2,323	2,862	3,302
Non-GAAP income from operations	$21,249	$6,994	$4,605
Operating Margin Reconciliation:
GAAP operating margin	(1.4)%	(3.9%)	(2.9%)
Stock based compensation	9.8%	6.3%	3.9%
Intangible asset amortization expense	1.0%	1.7%	2.5%
Non-GAAP operating margin	9.4%	4.1%	3.5%

The following table reconciles GAAP net loss and weighted-average shares outstanding used in calculating GAAP net loss per share to non-GAAP net income and weighted-average shares outstanding used in calculating non-GAAP diluted EPS.

	Year Ended July 31,
	2013	2012	2011

	(In thousands, except per share amounts)
Net Income Reconciliation:
GAAP net loss	$(4,406)	$(8,210)	$(5,322)
Stock-based compensation	22,064	10,652	5,133
Intangible asset amortization expense	2,323	2,862	3,302
Non-GAAP net income	$19,981	$5,304	$3,113

Non-GAAP EPS	$0.37	$0.12	$0.07
Shares used in Calculating non-GAAP Diluted Net Income per Share Reconciliation:
Weighted-average shares outstanding used in calculating GAAP diluted net income per share	48,494	20,563	9,933
Additional dilutive securities for non-GAAP income	5,477	5,176	4,431
Conversion of convertible preferred stock and other upon IPO	—	19,837	27,201
Weighted-average shares outstanding used in calculating non-GAAP EPS	53,971	45,576	41,565
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
These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation and intangible asset amortization expense. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ compensation that affects their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents under “—Results of Operations” below.

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

Cost of Revenue

Our cost of revenue is comprised of the following:

Cost of Products and Licenses Revenue. Cost of products and licenses revenue is comprised primarily of the cost of third-party hardware manufacturing services. Our cost of products and licenses revenue also includes personnel costs, intangible asset amortization expense, shipping costs, an allocated portion of facility and IT costs, warranty expenses and royalty fees. Cost of products and licenses revenue as a percentage of net revenue has been and will continue to be affected by a variety of factors, including the sales prices of our products, manufacturing costs, the mix of products sold and any excess inventory write-offs. We expect the full year impact of our higher performance appliances introduced in 2013 as well as our introduction of the new lower margin Trinzic 100 Network Edge appliance will result in similar to slightly lower gross margins in 2014 as compared to 2013 for the foreseeable future.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business globally and due to the increase in stock-based compensation as a result of new employee grants. We also expect our operating expenses to increase in absolute dollars due to our corporate headquarters relocation, which occurred in the third quarter of 2013.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs and, to a lesser extent, professional fees, board of director's fees and directors and officers insurance, an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars to support our growing infrastructure needs as we continue to expand our global operations.

Other Expense, Net

Other expense, net is comprised of the following items:

Interest Income, Net. Interest income, net consists primarily of interest income earned on our cash, cash equivalents and available-for-sale investments. It also includes amortization of premiums and accretion of discount related to our available-for-sale investments. Interest income varies each reporting period based on our average balance of cash, cash equivalents and available-for-sale investments during the period and market interest rates.

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

RESULTS OF OPERATIONS

The following tables provide consolidated statements of operations data in dollars and as a percentage of our net revenue. We have derived the data for our years ended July 31, 2013, 2012 and 2011 from our audited consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2013	2012	2011

	(In thousands)
Net revenue:
Products and licenses	$128,203	$95,012	$80,274
Services	96,841	74,234	52,561
Total net revenue	225,044	169,246	132,835
Cost of revenue (1):
Products and licenses (1)	29,228	21,778	16,652
Services	19,025	15,342	12,187
Total cost of revenue	48,253	37,120	28,839
Gross profit	176,791	132,126	103,996
Operating expenses:
Research and development (1)	43,056	36,624	29,605
Sales and marketing (1)(2)	112,385	86,474	67,390
General and administrative (1)	24,488	15,548	10,831
Total operating expenses	179,929	138,646	107,826
Loss from operations	(3,138)	(6,520)	(3,830)
Other expense, net	(618)	(946)	(690)
Loss before provision for income taxes	(3,756)	(7,466)	(4,520)
Provision for income taxes	650	744	802
Net loss	$(4,406)	$(8,210)	$(5,322)

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2013	2012	2011

	(As a % of net revenue)
Net revenue:
Products and licenses	57.0%	56.1%	60.4%
Services	43.0	43.9	39.6
Total net revenue	100.0	100.0	100.0
Cost of revenue (1):
Products and licenses (2)	13.0	12.9	12.5
Services	8.4	9.0	9.2
Total cost of revenue	21.4	21.9	21.7
Gross profit	78.6	78.1	78.3
Operating expenses:
Research and development (1)	19.1	21.7	22.3
Sales and marketing (1)(2)	50.0	51.1	50.7
General and administrative (1)	10.9	9.2	8.2
Total operating expenses	80.0	82.0	81.2
Loss from operations	(1.4)	(3.9)	(2.9)
Other expense, net	(0.3)	(0.6)	(0.5)
Loss before provision for income taxes	(1.7)	(4.5)	(3.4)
Provision for income taxes	0.3	0.4	0.6
Net loss	(2.0)%	(4.9%)	(4.0%)

(1) Results above include stock-based compensation as follows:

	Year Ended July 31,
	2013	2012	2011

	(In thousands)
Cost of revenue	$1,606	$700	$283
Research and development	4,659	2,363	1,126
Sales and marketing	11,721	5,409	2,546
General and administrative	4,078	2,180	1,178
Total stock-based compensation	$22,064	$10,652	$5,133

(2) Results above include intangible asset amortization expense as follows:

	Year Ended July 31,
	2013	2012	2011

	(In thousands)
Cost of products and licenses revenue	$1,015	$1,302	$1,059
Sales and marketing	1,308	1,560	2,243
Total intangible asset amortization expense	$2,323	$2,862	$3,302

Results of Operations for the Years Ended July 31, 2013, 2012 and 2011

Net Revenue

The following table presents our net revenue for the years indicated and related changes from the prior years:

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2013	2012	$	%	2012	2011	$	%

	(Dollars in thousands)
Products and licenses	$128,203	$95,012	$33,191	34.9%	$95,012	$80,274	$14,738	18.4%
Services	96,841	74,234	22,607	30.5%	74,234	52,561	21,673	41.2%
Total net revenue	$225,044	$169,246	$55,798	33.0%	$169,246	$132,835	$36,411	27.4%

2013 Compared to 2012. Our net revenue increased by $55.8 million, or 33.0%, to $225.0 million in 2013 from $169.2 million in 2012.

Products and licenses revenue increased by $33.2 million, or 34.9%, to $128.2 million in 2013 from$95.0 million in 2012 primarily due to higher unit sales brought about by the strong demand across all geographies.

Services revenue increased by $22.6 million, or 30.5%, to $96.8 million in 2013 from $74.2 million in 2012. The change was primarily attributable to the growth of our established base of end customers with maintenance and support contracts that are amortized over the service period. Since end customers that purchase our products must also purchase maintenance and support contracts, which they may, and typically do, elect to renew in subsequent years, we expect our revenue generated from maintenance and support services to increase as our end customer base grows.

2012 Compared to 2011.     Our net revenue increased by $36.4 million, or 27.4%, to $169.2 million in 2012 from $132.8 million in 2011.

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

Gross Profit

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2013	2012	$	%	2012	2011	$	%

	(Dollars in thousands)
Products and licenses gross profit	$98,975	$73,234	$25,741		$73,234	$63,622	$9,612
Products and licenses gross margin	77.2%	77.1%		0.1	77.1%	79.3%		(2.2)
Services gross profit	$77,816	$58,892	$18,924		$58,892	$40,374	$18,518
Services gross margin	80.4%	79.3%		1.1	79.3%	76.8%		2.5
Total gross profit	$176,791	$132,126	$44,665		$132,126	$103,996	$28,130
Total gross margin	78.6%	78.1%		0.5	78.1%	78.3%		(0.2)

2013 Compared to 2012. Total gross margin increased slightly to 78.6% in 2013 from 78.1% in 2012. Products and licenses gross margin in 2013 was flat compared to 2012 owing to greater consistency in our product material and manufacturing costs. Services gross margin increased by 1.1 percentage points from 79.3% in 2012 to 80.4% in 2013. The change was principally the result of personnel costs growing at a slower rate than services revenue.

2012 Compared to 2011. Total gross margin declined slightly to 78.1% in 2012 from 78.3% in 2011. Products and licenses gross margin decreased by 2.2 percentage points from 79.3% in 2011 to 77.1% in 2012 primarily due to higher cost of sales associated with our Trinzic products introduced in March 2012. In addition, we recognized a $0.4 million charge in 2012 related to non-cancelable purchase commitments to our contract manufacturer for inventory that we deemed as excess and obsolete and we incurred higher intangible asset amortization expense associated with our acquired intangible assets. Services gross margin increased by 2.5 percentage points from 76.8% in 2011 to 79.3% in 2012, which was principally the result of personnel costs growing more slowly than services revenue.

Operating Expenses

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2013	2012	$	%	2012	2011	$	%

	(Dollars in thousands)
Research and development	$43,056	$36,624	$6,432	17.6%	$36,624	$29,605	$7,019	23.7%
Sales and marketing	112,385	86,474	25,911	30.0%	86,474	67,390	19,084	28.3%
General and administrative	24,488	15,548	8,940	57.5%	15,548	10,831	4,717	43.6%
Total operating expenses	$179,929	$138,646	$41,283	29.8%	$138,646	$107,826	$30,820	28.6%

2013 Compared to 2012.

Research and Development Expenses

Research and development expenses increased by $6.4 million, or 17.6%, to $43.1 million in 2013 from $36.6 million in 2012. The change was primarily attributable to a $4.3 million increase in personnel costs, which includes a $2.3 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $1.3 million increase in facility and information and technology related expenses and a $0.6 million increase in the cost of third-party engineering and development services.

Sales and Marketing Expenses

Sales and marketing expenses increased by $25.9 million, or 30.0%, to $112.4 million in 2013 from $86.5 million in 2012. The change was primarily related to a $22.1 million increase in personnel costs due to increased headcount and higher sales commissions. This increase includes a $6.3 million increase in stock-based compensation related to our equity compensation programs and a $0.6 million increase in travel-related costs. The change was also attributable to a $2.1 million increase in facility and information and technology related expenses and a $1.6 million increase in marketing expenses related to increased marketing programs and participation in marketing events with channel and technology partners.

General and Administrative Expenses

General and administrative expenses increased by $8.9 million, or 57.5%, to $24.5 million in 2013 from $15.5 million in 2012. The change was principally attributable to a $6.0 million increase in personnel costs associated with increased headcount. This increase includes a $1.9 million increase in stock-based compensation related to our equity compensation programs and a $0.5 million increase in travel related expenses. The change was also attributable to a $1.6 million increase in our recurring professional accounting, tax and advisory services associated with our organizational growth and operations as a public company, a $0.8 million increase in professional legal, accounting and advisory services fees associated with the secondary offering by certain of our stockholders during the first quarter of fiscal 2013, and a $0.5 million increase in board of director's fees and directors and officers insurances.

2012 Compared to 2011.

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

Sales and Marketing Expenses

Sales and marketing expenses increased by $19.1 million, or 28.3%, to $86.5 million in 2012 from $67.4 million in 2011. The change was primarily related to a $14.6 million increase in personnel costs, including the full year effect of employees hired late in 2011 and higher sales commissions. This increase included $2.9 million increase in stock-based compensation mainly due to the adoption of our employee stock purchase plan ("ESPP")
in April 2012. There was also a $2.3 million increase in marketing and product promotional related expenses as we increased our participation in marketing events with technology partners, a $1.8 million increase in facility and information and technology related expenses and a $1.0 million increase in the cost of outsourced sales and marketing services.

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

Other Expense, Net

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2013	2012	$	%	2012	2011	$	%

	(Dollars in thousands)
Other expense, net	$(618)	$(946)	$328	(34.7)%	$(946)	$(690)	$(256)	37.1%

2013 Compared to 2012. Other expense, net decreased by $0.3 million from 2012 to 2013 primarily because we were no longer required to record the changes in the fair value of the preferred stock warrant liability which was reclassified to additional paid in capital in fiscal 2012 in connection with our IPO. In fiscal 2012, $0.4 million was recorded in other expense, net related to the change in fair value of the preferred stock warrant liability.

2012 Compared to 2011. Other expense, net increased by $0.3 million from 2011 to 2012 primarily due to an increase in the loss recognized from the revaluation of the convertible preferred stock warrant liability.

Provision for income taxes

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2013	2012	$	%	2012	2011	$	%

	(Dollars in thousands)
Provision for income taxes	$650	$744	$(94)	(12.6%)	$744	$802	$(58)	(7.2%)

2013 Compared to 2012. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2013 consisted primarily of current tax provision for state and current and deferred provisions for foreign taxes. Our effective tax rates for 2013 and 2012 were (17.3)% and (10.0)%. The decrease in both our provision for income taxes and our effective tax rate from 2012 to 2013 were principally attributable to the $3.7 million decrease in pre-tax loss from 2012 to 2013, offset by a $0.3 million tax benefit due to the recognition of foreign R&D credits and lower US state taxes due to lower apportionment rates used in 2013 compared to 2012.

2012 Compared to 2011. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2012 consisted primarily of current tax provision for state and foreign taxes. Our provision for income taxes in 2011 consisted of federal alternative minimum, state and foreign taxes. Our effective tax rates for 2012 and 2011 were (10.0%) and (17.7%). The changes in both our provision for income taxes and our effective tax rate from 2011 to 2012 were principally attributable to a $0.4 million tax benefit due to a favorable ruling received from the IRS offset by higher foreign income taxes in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The following table shows our capital resources:

	July 31, 2013	July 31, 2012	$ Change	% Change

	(In thousands)
Cash and cash equivalents	$69,828	$156,613	$(86,785)	(55.4)%
Short-term investments	139,508	—	139,508	100.0%
Total cash, cash equivalents and short-term investments	$209,336	$156,613	$52,723	33.7%

Working Capital	$166,581	$113,642	$52,939	46.6%

Since our IPO, we have funded our business primarily through our operating activities and the issuance of our common stock under our equity compensation programs. Our principal sources of liquidity as of July 31, 2013 consisted of cash and cash equivalents of $69.8 million, including $4.8 million held by our foreign subsidiaries, and short-term investments of $139.5 million. Cash and cash equivalents exclude $3.5 million of deposits maintained in connection with certain letters of credit, which are classified as restricted cash. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We have incurred operating losses in each year of the last three fiscal years of our operations, and, as of July 31, 2013, we had working capital of $166.6 million (which was reduced by $68.5 million of current deferred revenue, net), and an accumulated deficit of $112.5 million. Our cash provided by operating activities can vary from period to period, particularly as a result of timing differences between billing and collection of receivables. Our cash used in investing activities principally relates to our capital expenditures. Our cash provided by financing activities principally relates to net proceeds from issuances of our common stock under our employee stock plans.

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

Summary of Cash Flows

We derived the following summary of our cash flows for the years indicated from our audited consolidated financial statements included elsewhere in this annual report:

	Year Ended July 31,
	2013	2012	2011

	(In thousands)
Net cash provided by operating activities	$39,614	$21,384	$21,502
Net cash used in investing activities	$(155,796)	$(7,362)	$(7,789)
Net cash provided by financing activities	$29,397	$100,384	$1,104

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

Cash provided by operating activities of $39.6 million during 2013 was attributable to a net loss of $4.4 million, which was more than offset by a $15.4 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $22.1 million for stock-based compensation and $6.7 million for depreciation and amortization. The $15.4 million change in our net operating assets and liabilities was primarily due to an increase of $21.5 million in net deferred revenue from growth in our established base of maintenance and support contracts, a $5.9 million increase in other liabilities primarily driven by the collection of leasehold improvement incentives related to our new corporate headquarters, a $2.2 million increase in accrued compensation primarily due to increased headcount and higher accrued bonuses and sales commissions, and a $1.8 million increase in accounts payable and accrued liabilities. These increases were partially offset by an increase in net accounts receivable of $11.9 million due to increased revenue and timing of invoicing, a $2.2 million increase in prepaid expenses, other current assets and other assets and a $1.9 million increase in inventory mainly due to inventory build-up in preparation for next quarter's shipments. Our “days sales outstanding,” or “DSO,” in accounts receivable increased from 58 days at July 31, 2012 to 63 days at July 31, 2013 primarily due to a relatively higher amount of billings later in the quarter ended July 31, 2013.

Cash provided by operating activities of $21.4 million during 2012 was attributable to a net loss of $8.2 million, which was more than offset by a $12.9 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $10.7 million for stock-based compensation and $5.7 million for depreciation and amortization. The $12.9 million change in our net operating assets and liabilities was primarily due to an increase of $14.7 million in net deferred revenue from growth in our established base of maintenance and support contracts, a $3.3 million increase in accrued compensation primarily due to increased headcount together with a $1.9 million in employee contributions under our ESPP in 2012 and higher accrued bonuses and sales commissions, and a $1.9 million increase in accounts payable and accrued liabilities. These increases were partially offset by an increase in net accounts receivable of $6.1 million attributable to the revenue growth and the timing of billings and collections and an increase in inventory of $1.1 million due primarily to our expanded international depot requirements. Our “days sales outstanding,” or “DSO,” in accounts receivable slightly increased from 57 days at July 31, 2011 to 58 days at July 31, 2012.

Cash provided by operating activities of $21.5 million in 2011 resulted in part from a net loss of $5.3 million that was more than offset by a $16.5 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $5.1 million for depreciation and amortization and $5.1 million for stock-based compensation. The $16.5 million change in our net operating assets and liabilities was primarily a result of an increase in net deferred revenue of $18.9 million attributable to an increase in our established base of maintenance and support contracts, an increase in accounts payable and accrued liabilities of $4.4 million primarily related to the timing of payments and an increase in accrued compensation of $2.1 million related to increased headcount, which were partially offset by an increase in net accounts receivable of $7.5 million attributable to the growth in our business. Our DSO in accounts receivable increased from 46 days at July 31, 2010 to 57 days at July 31, 2011 due to a relatively higher amount of billings later in the quarter ended July 31, 2011.

 Cash Flows from Investing Activities

In 2013, cash used in investing activities was $155.8 million, consisting of $174.5 million for purchases of short-term investments, $16.5 million for purchases of leasehold improvements for our new corporate headquarters and computer equipment and software, partially offset by $34.6 million proceeds from maturities of short-term investments and a $0.6 million decrease in restricted cash.

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

Cash Flows from Financing Activities

In 2013, cash provided by financing activities was $29.4 million, which primarily related to net proceeds from the issuance of common stock under our employee stock plans.

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

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of July 31, 2013. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	2019 and Thereafter

	(In thousands)
Contractual Obligations(1):
Operating lease obligations(2)	$30,316	$4,635	$4,302	$4,091	$4,062	$3,644	$9,582
Purchase commitments(3)	2,598	2,598	—	—	—	—	—
Total	$32,914	$7,233	$4,302	$4,091	$4,062	$3,644	$9,582

(1)
The contractual obligation table excludes tax liabilities of $2.3 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)	Operating lease obligations represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party manufacturers in advance of anticipated sales.

Off-Balance Sheet Arrangements

As of July 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We derive revenue from two sources: (i) products and licenses, which include hardware and software revenue, and (ii) services, which include maintenance and support, training and consulting revenue. The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the software sold with our hardware appliances are considered non-software deliverables and have been removed from the industry-specific software revenue recognition guidance. Our product revenue also includes revenue from the sale of stand-alone software products that can be deployed on our hardware or that of other vendors. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software and maintenance and support. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable. We define each of those four criteria as follows:

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

Most of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, the software sold with our hardware appliances are considered non-software deliverables and are not accounted for under the industry-specific software revenue recognition guidance.

Our non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements do not include a general right of return for delivered products. Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance. The industry-specific software revenue recognition guidance includes the use of the residual method.

We provide unspecified software upgrades for most of our products, on a when-and-if available basis, through maintenance and support contracts. To the extent that the software being supported is not considered essential to the functionality of the hardware, these support arrangements would continue to be subject to the industry-specific software revenue recognition guidance.

We allocate the arrangement fee to each element based upon the relative selling price of that element and, if software and software-related (e.g., maintenance for the software element) elements are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based on the relative selling price for those elements. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using vendor specific objective evidence, or VSOE, of selling price, if it exists, or if not, third party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our best estimate of selling price, or BESP, for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

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

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of consideration to various elements under the arrangement. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The BESP is established based on internal and external factors, including pricing practices such as discounting, cost of products, the geographies in which we offer our products and services, and customer classes and distribution channels (e.g. distributor, value-added reseller and direct end-user). The determination of BESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy.

For our non-software deliverables, we generally use BESP as our selling price. However, for our maintenance and support, training and consulting services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

Stock-Based Compensation

Our stock-based compensation expense for stock options, restricted stock units (“RSUs”) and purchases under the ESPP is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes-Merton (“BSM”) option pricing model and is recognized as expense over the requisite service period. The BSM option pricing model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Pre-IPO Common Stock Valuations
For all option grants prior to our IPO, the fair value of the common stock underlying the option grants was determined by our board of directors, with the assistance of management, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Because there was no public market for our common stock before our IPO, our board of directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock and general and industry specific economic outlook. We did not grant stock options with an exercise price that was less than the fair value of the underlying common stock as determined at the time of grant by our board of directors. The fair value of the underlying common stock was determined by our board of directors until our IPO.

Goodwill, Intangible Assets and Other Long-Lived Assets

We make significant estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.

The value of our goodwill and intangible assets could be impacted by future adverse changes such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition; (e) loss of key personnel; (f) a more likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (g) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (h) testing for recoverability of a significant asset group within the reporting unit; or (i) higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

We evaluate goodwill on an annual basis as of May 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment analysis, we determine the fair value of our reporting unit based on our enterprise value.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during the years ended July 31, 2013, 2012 and 2011.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when those estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2013, 2012 and 2011, we did not incur any interest or penalties associated with unrecognized tax benefits.

Loss Contingencies

We use significant judgment and assumptions to estimate the likelihood of loss or impairment of an asset, or the incurrence of a liability, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Recent Accounting Pronouncements

Please refer to Note 1 of the Notes to Consolidated Financial Statements under Part II, Item 8 for recent accounting pronouncements.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal July 31, 2013, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $69.8 million and short-term investments of $139.5 million as of July 31, 2013. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Our short-term investments are held in U.S. treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2013, the effect of a hypothetical 100 basis point shift in overall interest rates would not have had a material impact on our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited the accompanying consolidated balance sheets of Infoblox Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoblox Inc. at July 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infoblox Inc.'s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 20, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
September 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited Infoblox Inc.'s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Infoblox Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Infoblox Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infoblox Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2013 of Infoblox Inc. and our report dated September 20, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
September 20, 2013

Management's Report on Internal Control Over Financial Reporting

The management of Infoblox Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 framework). Based on that assessment, management concluded that, as of July 31, 2013, the Company's internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of July 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of July 31, 2013.

The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

/s/ Robert D. Thomas	/s/ Remo E. Canessa
Robert D. Thomas	Remo E. Canessa
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)
September 20, 2013	September 20, 2013

INFOBLOX INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	As of July 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,828	$156,613
Short-term investments	139,508	—
Accounts receivable, net of allowances of $581 and $544 at July 31, 2013 and 2012	38,728	26,819
Inventory	4,478	2,560
Deferred tax assets	1,354	1,577
Prepaid expenses and other current assets	6,023	4,159
Total current assets	259,919	191,728
Property and equipment, net	18,370	6,498
Restricted cash	3,508	3,803
Intangible assets, net	5,494	7,817
Goodwill	32,726	32,726
Other assets	443	411
TOTAL ASSETS	$320,460	$242,983
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,387	$11,607
Accrued compensation	12,472	10,295
Deferred revenue, net	68,479	56,184
Total current liabilities	93,338	78,086
Deferred revenue, net	29,693	20,483
Deferred tax liability	1,055	1,494
Other liabilities	6,821	845
TOTAL LIABILITIES	130,907	100,908
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 51,670 and 45,738 shares issued and outstanding as of July 31, 2013 and 2012	5	5
Additional paid-in capital	302,101	250,206
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(112,542)	(108,136)
TOTAL STOCKHOLDERS' EQUITY	189,553	142,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$320,460	$242,983

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2013	2012	2011

Net revenue:
Products and licenses	$128,203	$95,012	$80,274
Services	96,841	74,234	52,561
Total net revenue	225,044	169,246	132,835
Cost of revenue:
Products and licenses	29,228	21,778	16,652
Services	19,025	15,342	12,187
Total cost of revenue	48,253	37,120	28,839
Gross profit	176,791	132,126	103,996
Operating expenses:
Research and development	43,056	36,624	29,605
Sales and marketing	112,385	86,474	67,390
General and administrative	24,488	15,548	10,831
Total operating expenses	179,929	138,646	107,826
Loss from operations	(3,138)	(6,520)	(3,830)
Other expense, net	(618)	(946)	(690)
Loss before provision for income taxes	(3,756)	(7,466)	(4,520)
Provision for income taxes	650	744	802
Net loss	$(4,406)	$(8,210)	$(5,322)

Net loss per share - basic and diluted	$(0.09)	$(0.40)	$(0.54)

Weighted-average shares used in computing net loss per share - basic and diluted	48,494	20,563	9,933

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended July 31,
	2013	2012	2011
Net loss	$(4,406)	$(8,210)	$(5,322)
Other comprehensive loss
Unrealized holding loss on short-term investments, net	(11)	—	—
Comprehensive loss	$(4,417)	$(8,210)	$(5,322)

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at July 31, 2010	80,512	$107,506	9,483	$1	$24,604	$—	$(94,604)	$(69,999)
Stock-based compensation	—	—	—	—	5,133	—	—	5,133
Issuance of common stock upon exercise of stock options	—	—	1,556	—	1,020	—	—	1,020
Vesting of early exercised stock options	—	—	—	—	52	—	—	52
Excess tax benefit from employee stock plans	—	—	—	—	84	—	—	84
Net loss	—	—	—	—	—	—	(5,322)	(5,322)
Balance at July 31, 2011	80,512	107,506	11,039	1	30,893	—	(99,926)	(69,032)
Conversion of preferred stock to common stock upon initial public offering	(80,512)	(107,506)	26,841	4	107,502	—	—	107,506
Issuance of common stock upon initial public offering, net of offering costs	—	—	7,229	—	98,190	—	—	98,190
Stock-based compensation	—	—	—	—	10,652	—	—	10,652
Issuance of common stock upon exercise of stock options	—	—	629	—	1,912	—	—	1,912
Conversion of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	789	—	—	789
Vesting of early exercised stock options	—	—	—	—	221	—	—	221
Excess tax benefit from employee stock plans	—	—	—	—	47	—	—	47
Net loss	—	—	—	—	—	—	(8,210)	(8,210)
Balance at July 31, 2012	—	—	45,738	5	250,206	—	(108,136)	142,075
Issuance of common stock upon exercise of stock options	—	—	5,320	—	21,392	—	—	21,392
Stock-based compensation	—	—	—	—	21,983	—	—	21,983
Issuance of common stock in connection with the employee stock purchase plan	—	—	571		7,887	—	—	7,887
Excess tax benefit from employee stock plans	—	—	—	—	409	—	—	409
Vesting of early exercised common stock options	—	—	—	—	224	—	—	224
Issuance of common stock upon vesting of restricted stock units	—	—	25	—	—	—	—	—
Other	—	—	16	—	—	—	—	—
Net unrealized holding loss on short-term investments	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(4,406)	(4,406)
Balance at July 31, 2013	—	$—	51,670	$5	$302,101	$(11)	$(112,542)	$189,553
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended July 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,406)	$(8,210)	$(5,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	22,064	10,652	5,133
Depreciation and amortization	6,670	5,700	5,094
Change in fair value of convertible preferred stock warrant liability	—	391	133
Excess tax benefits from employee stock plans	(409)	(47)	(84)
Amortization of investment premium	387	—	—
Other	(43)	(14)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,909)	(6,136)	(7,513)
Inventory	(1,918)	(1,054)	77
Prepaid expenses, other current assets and other assets	(2,170)	550	(2,257)
Accounts payable and accrued liabilities	1,762	1,854	4,370
Accrued compensation	2,177	3,310	2,096
Deferred revenue, net	21,505	14,668	18,924
Other liabilities	5,904	(280)	851
Net cash provided by operating activities	39,614	21,384	21,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(174,478)	—	—
Proceeds from maturities of short-term investments	34,572	—	—
Purchases of property and equipment	(16,515)	(3,962)	(4,786)
Change in restricted cash	625	(3,400)	(31)
Business acquisitions, net of cash acquired	—	—	(1,972)
Purchase of intangible assets	—	—	(1,000)
Net cash used in investing activities	(155,796)	(7,362)	(7,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	98,425	—
Proceeds from issuance of common stock under the employee stock plans	29,223	1,912	1,020
Excess tax benefits from employee stock plans	409	47	84
Payment of remaining unpaid initial public offering costs	(235)	—	—
Net cash provided by financing activities	29,397	100,384	1,104
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,785)	114,406	14,817
CASH AND CASH EQUIVALENTS - Beginning of year	156,613	42,207	27,390
CASH AND CASH EQUIVALENTS - End of year	$69,828	$156,613	$42,207
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,120	$120	$1,018
Change in liability due to vesting of early exercised stock options, net	$224	$221	$52
Purchases of property and equipment not yet paid	$164	$287	$—
Conversion of convertible preferred stock to common stock	$—	$107,506	$—
Initial public offering costs not yet paid	$—	$235	$—
Cash purchase consideration for SolSoft acquisition held in escrow as restricted cash	$—	$—	$230
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Initial Public Offering
On April 25, 2012, we completed our initial public offering of our common stock (“IPO”). Our common stock commenced trading on the New York Stock Exchange under the symbol “BLOX” on April 20, 2012. On the IPO, we sold 6.9 million shares of common stock (inclusive of 1.1 million shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 1.8 million shares of common stock were sold by the selling stockholders. The public offering price of the shares sold in the offering was $16.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $109.9 million. We did not receive any proceeds from the sales of shares by the selling stockholders. The net proceeds from the offering were $98.2 million after deducting underwriting discounts and commissions of approximately $7.7 million and offering expenses of approximately $4.0 million. Concurrent with the closing of the IPO, all shares of our convertible preferred stock automatically converted into 26.8 million shares of common stock and all shares of convertible preferred stock warrants converted to common stock warrants, of which an insignificant amount remained unexercised as of July 31, 2013.

Secondary Offering
On October 11, 2012, we closed a secondary offering, in which certain of our stockholders offered 5.0 million shares of common stock at a price to the public of $20.00 per share. The aggregate offering price for shares sold in the offering was $96.0 million, net of underwriting discounts and commissions. The underwriters did not exercise their option to purchase 0.8 million additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in this offering. In connection with this offering, we incurred approximately $0.8 million expenses, which were included in general and administrative expenses in the consolidated statement of operations for the year ended July 31, 2013.

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

In addition, our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We may be subject to the requirement to purchase inventory or to pay additional fees to the contract manufacturer if there is a significant difference in scheduled shipments or if the contract manufacturer holds inventory longer than a specified period. In 2012, we recorded a charge of $0.4 million for non-cancelable purchase commitments to our contract manufacturer for inventory which we deemed as excess and obsolete. This amount was recognized in products and licenses cost of revenue in the consolidated statement of operations for the year ended July 31, 2012. No significant charge was recorded in 2013 or 2011.

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

Restricted Cash

Under our facility lease arrangements, we are required to maintain letters of credit from a U.S. bank as security for performance under these agreements. The letters of credit are generally secured money market funds or interest-bearing accounts in amounts equal to the letters of credit, which are classified as restricted cash on the consolidated balance sheets. As of July 31, 2013, restricted cash amounted to $3.5 million, which is shown under non-current assets in the consolidated balance sheet. As of July 31, 2012, restricted cash amounted to $3.9 million, of which $3.8 million is shown under non-current asset in the consolidated balance sheet and $0.1 million is shown as part prepaid expenses and other current assets.

We also had $0.2 million of restricted cash representing a portion of the purchase consideration we paid to acquire SolSoft S.A., which was held in an escrow account until August 2012. As of 2012, the restricted cash of $0.2 million was included in prepaid expenses and other current assets in the consolidated balance sheet.

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

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our condensed consolidated statements of operations. During the year ended July 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market value (estimated net realizable value). The valuation of inventories at the lower of cost or market value requires the use of estimates regarding the amount of inventory that will be sold and the prices at which current inventory will be sold. These estimates are dependent on our assessment of current and expected orders from our customers. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our finished goods mainly consist of refurbished inventory that are used for the replacement of failed units under maintenance and support agreements and finished goods needed for our expanded depot requirements. We write down refurbished inventory based on the age of the units and number of hardware failures. During the years ended July 31, 2013, 2012 and 2011, inventory write-downs were $1.1 million, $0.6 million and $1.3 million.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill.

     Intangible assets consist of identifiable intangible assets, including developed technology, customer relationships, non-compete agreements, trademarks and patents, resulting from our acquisitions. Intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of products and licenses revenue and sales and marketing expense in the accompanying consolidated statements of operations. Amounts included in sales and marketing expense relate to amortization of intangible asset attributed to customer relationships.

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually during the fourth quarter. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition; (e) loss of key personnel; (f) a more likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (g) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (h) testing for recoverability of a significant asset group within a reporting unit; or (i) higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

We evaluate goodwill on an annual basis as of May 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment analysis, we determine the fair value of our reporting unit based on the Company's enterprise value.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during the years ended July 31, 2013, 2012 and 2011.

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

We derive revenue from two sources: (i) products and licenses, which include hardware and software revenue, and (ii) services, which include maintenance and support, training and consulting revenue. The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the software sold with our hardware appliances are considered non-software deliverables and have been removed from the industry-specific software revenue recognition guidance. Our product revenue also includes revenue from the sale of stand-alone software products that can be deployed on our hardware or that of other vendors. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software and maintenance and support. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable.
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

Most of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, the software sold with our hardware appliances are considered non-software deliverables and are not accounted for under the industry-specific software revenue recognition guidance.

Our non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements do not include a general right of return for delivered products. Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance. The industry-specific software revenue recognition guidance includes the use of the residual method.

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

When applying the relative selling price method, we determine the selling price for each element using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or if not, third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our best estimate of selling price, or BESP, for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of consideration to various elements under the arrangement. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The BESP is established based on internal and external factors, including pricing practices such as discounting, cost of products, the geographies in which we offer our products and services, and customer classes and distribution channels (e.g. distributor, value-added reseller and direct end-user). The determination of BESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy.

For our non-software deliverables, we generally use BESP as our selling price. However, for our maintenance and support, training and consulting services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting services, we use BESP in our allocation of arrangement consideration.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the year ended July 31, 2013, one distributor, Exclusive Networks, accounted for 11.5% of our total net revenue. No single end customer, distributor or channel partner accounted for more than 10% of our net revenue in 2012 or 2011. As of July 31, 2013 and 2012 Exclusive Networks accounted 11.2% and10.5% of our total gross accounts receivable.

Shipping and Handling

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Research and Development Costs

Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which we define as the establishment of a working model, and the general availability of such software to customers has been short, resulting in software development costs qualifying for capitalization being insignificant. Accordingly, we did not capitalize any software development costs during the years ended July 31, 2013, 2012 and 2011.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense during the years ended July 31, 2013, 2012 and 2011 was $1.0 million, $1.1 million and $0.1 million.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, our subsidiaries' monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other expense, net in the consolidated statements of operations. Foreign currency exchange losses included in other expense, net during the years ended July 31, 2013, 2012 and 2011 were $0.8 million, $0.6 million and $0.6 million.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2013, 2012 and 2011, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, in December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of income and in the statement of comprehensive income. We adopted both standards during the first quarter of fiscal 2013 and the adoption did not have any impact on our financial position or results of operations. We now present comprehensive loss in a separate statement following the consolidated statements of operations.

In August 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for us in fiscal 2013.  We adopted this standard during the first quarter of fiscal 2013 and the adoption did not have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. We adopted ASU 2013-02 during the third quarter of fiscal 2013. For the year ended July 31, 2013, no amounts were reclassified out of accumulated other comprehensive income.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, we do not expect its adoption to have an impact on our consolidated financial statements.

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
The following weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive (in thousands):

	Year Ended July 31,
	2013	2012	2011
Stock options to purchase common stock	6,123	8,049	6,353
Restricted stock units	225	3	—
Employee stock purchase plan	110	616	—
Convertible preferred stock	—	19,581	26,841
Common stock warrants	—	246	336
Convertible preferred stock warrants	—	41	57

Prior to our IPO, holders of convertible preferred stock were entitled to receive noncumulative dividends at the annual rates per annum payable prior and in preference to any dividends on shares of our common stock. Preferred stockholders did not have a contractual obligation to share in the losses of our Company. Due to the net losses we reported in 2012 and 2011, the convertible preferred stock did not have any impact in our net loss per share calculation in those years.

NOTE 3.	CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$11,133	$—	$—	$11,133
Short-term investments:
U.S. Treasury securities	99,754	12	(28)	99,738
U.S. government agency securities	29,525	13	(4)	29,534
FDIC-backed certificates of deposit	10,240	6	(10)	10,236
Total short-term investments	139,519	31	(42)	139,508
Restricted cash:
U.S. Treasury securities	3,407	—	—	3,407
Total cash equivalents, short-term investments and restricted cash	$154,059	$31	$(42)	$154,048

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of July 31, 2013:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$72,362	$72,370
Due after one year through two years	67,157	67,138
Total	$139,519	$139,508

We classify our available-for-sale investments as short-term investments in our consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

Fair Value Measurements

The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at July 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$11,133	$—	$—	$11,133
Short-term investments:
U.S. Treasury securities	99,738	—	—	99,738
U.S. government agency securities	—	29,534	—	29,534
FDIC-backed certificates of deposit	—	10,236	—	10,236
Total short-term investments	99,738	39,770	—	139,508

Restricted cash:
U.S. Treasury securities	3,407	—	—	3,407
Time deposits	101	—	—	101
Total restricted cash	3,508	—	—	3,508
Total financial assets	$114,379	$39,770	$—	$154,149

The $3.5 million total restricted cash as of July 31, 2013 is presented as restricted cash in the condensed consolidated balance sheet.

	Fair Value Measurements at July 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets (Level I)	Significant Other Observable Remaining Inputs (Level II)	Significant Other Unobservable Remaining Inputs (Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$100,723	$—	$—	$100,723
Restricted cash:
Money market funds	3,400	—	—	3,400
Time deposits	733	—	—	733
Total restricted cash	4,133	—	—	4,133
Total financial assets	$104,856	$—	$—	$104,856

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the years ended July 31, 2013 and 2012.

NOTE 4.	BALANCE SHEET COMPONENTS

Allowance for Doubtful Accounts and Sales Returns Reserve

The allowances for doubtful accounts and sales returns consist of the following activity (in thousands):

	Balance at Beginning of Year	Charged to (Reversed From) Cost and Expenses	Recoveries (Deductions), Net	Balance at End of Year
Year Ended July 31, 2011
Allowance for doubtful accounts	$362	$(47)	$(49)	$266
Sales returns reserve	706	(21)	(412)	273
Total allowance for doubtful accounts and sales returns reserve	$1,068	$(68)	$(461)	$539
Year Ended July 31, 2012
Allowance for doubtful accounts	$266	$167	$(76)	$357
Sales returns reserve	273	118	(204)	187
Total allowance for doubtful accounts and sales returns reserve	$539	$285	$(280)	$544
Year Ended July 31, 2013
Allowance for doubtful accounts	$357	$177	$(178)	$356
Sales returns reserve	187	197	(159)	225
Total allowance for doubtful accounts and sales returns reserve	$544	$374	$(337)	$581

Inventory

Inventory consists of the following (in thousands):

	As of July 31,
	2013	2012
Raw materials	$412	$132
Finished goods	4,066	2,428
Total inventory	$4,478	$2,560

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of July 31,
	2013	2012
Prepaid expenses	$4,626	$3,088
Other current assets	1,397	1,071
Total prepaid expenses and other current assets	$6,023	$4,159

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of July 31,
	2013	2012
Computer equipment and software	$14,394	$13,528
Furniture and fixtures	4,354	963
Leasehold improvements	9,948	1,835
Total property and equipment, gross	28,696	16,326
Less accumulated depreciation and amortization	(10,326)	(9,828)
Total property and equipment, net	$18,370	$6,498

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of July 31,
	2013	2012
Accounts payable	$6,295	$5,851
Accrued expenses	2,579	2,341
Accrued travel expenses	954	928
Accrued consulting and professional service fees	691	690
Other	1,868	1,797
Total other current liabilities	$12,387	$11,607

Deferred Revenue, Net

Deferred revenue, net consists of the following (in thousands):

	As of July 31,
	2013	2012
Deferred revenue:
Products and licenses	$7,791	$10,044
Services	91,453	68,256
Total deferred revenue	99,244	78,300
Deferred cost of revenue:
Products and licenses	871	1,445
Services	201	188
Total deferred cost of revenue	1,072	1,633
Total deferred revenue, net	98,172	76,667
Less current portion	68,479	56,184
Non-current portion	$29,693	$20,483

NOTE 5.	OTHER EXPENSE, NET

Other expense, net is comprised of the following (in thousands):

	Year Ended July 31,
	2013	2012	2011
Interest income, net	$195	$58	$31
Foreign currency exchange losses	(813)	(613)	(588)
Change in fair value of convertible preferred stock warrant liability	—	(391)	(133)
Total other expense, net	$(618)	$(946)	$(690)

NOTE 6.	ACQUISITIONS

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

Of the total purchase price of $2.2 million, $1.8 million was allocated to identified intangible assets, including developed technology of $1.2 million and customer relationships of $0.6 million, $0.5 million was allocated to goodwill and $0.1 million was allocated to net liabilities. We are amortizing these intangible assets on a straight-line basis over an estimated useful life of five to seven years. Amortization expense for these intangible assets amounted to $0.3 million, $0.3 million and $0.1 million for the years ended July 31, 2013, 2012 and 2011.

We recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses during the year ended July 31, 2011 in the consolidated statements of operations.

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

As a result of the acquisition, we recorded intangible assets of $1.0 million, which was comprised of the patents. We are amortizing the value of these patents on a straight-line basis over an estimated useful life of six years. Amortization expense for these patents amounted to $0.2 million, $0.2 million and $0.1 million for the years ended July 31, 2013, 2012 and 2011. Acquisition related transaction costs were not material.

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is generally not deductible for tax purposes. The balance of goodwill as of July 31, 2013 and 2012 was $32.7 million. There were no changes in the carrying value of goodwill during the years ended 2013, 2012 and 2011.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows (in thousands):

As of July 31, 2013	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
Developed technology	5 to 6 years	$6,290	$(3,976)	$2,314	2.73 years
Customer relationships	2 to 7 years	6,574	(4,069)	2,505	2.26 years
Trademarks	6 years	200	(108)	92	2.75 years
Non-compete agreements	1.5 years	1,500	(1,500)	—	—
Patents	6 years	1,000	(417)	583	3.50 years
Total		$15,564	$(10,070)	$5,494

As of July 31, 2012	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
Developed technology	5 to 6 years	$6,290	$(3,127)	$3,163	3.73 years
Customer relationships	2 to 7 years	6,574	(2,795)	3,779	3.16 years
Trademarks	6 years	200	(75)	125	3.75 years
Non-compete agreements	1.5 years	1,500	(1,500)	—	—
Patents	6 years	1,000	(250)	750	4.50 years
Total		$15,564	$(7,747)	$7,817

     We recognized intangible asset amortization expense in the consolidated statements of operations as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Cost of products and licenses revenue	$1,015	$1,302	$1,059
Sales and marketing	1,308	1,560	2,243
Total intangible asset amortization expense	$2,323	$2,862	$3,302

As of July 31, 2013, estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows (in thousands):

Fiscal Year Ending July 31,	Estimated Amortization Expense
2014	$2,323
2015	2,028
2016	903
2017	178
Thereafter	62
Total	$5,494

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into non-cancelable operating leases for facilities that expire at various dates through January 31, 2021. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. The aggregate future non-cancelable minimum lease payments for our operating leases as of July 31, 2013 consist of the following (in thousands):

Fiscal Year Ending July 31,	Operating Leases
2014	$4,635
2015	4,302
2016	4,091
2017	4,062
2018	3,644
2019 and Thereafter	9,582
Total	$30,316

Rent expense for all operating leases amounted to $4.6 million, $2.0 million and $1.8 million during the years ended July 31, 2013, 2012 and 2011.

In May 2012, we entered into an agreement for the lease of an office building located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years which commenced in February 2013. This office building now houses our new corporate headquarters that we started occupying in March 2013. The annual base rent for this office lease ranges from approximately $3.2 million to $3.9 million over the term of the lease and we are also responsible for the payment of certain operating expenses, including utilities and real estate taxes. Pursuant to the terms of the lease agreement, we were obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In connection with this office lease, we received from the landlord leasehold incentives of approximately $6.0 million to make leasehold improvements to the leased office space. The leasehold incentive was recorded as leasehold improvements within property and equipment, net and as deferred rent within other liabilities in the consolidated balance sheets. The deferred rent liability is being amortized against rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the shorter of the period from when the improvements were placed into service until the end of their respective useful lives or the lease term. As of July 31, 2013, $5.3 million lease incentives remained unamortized, of which $4.6 million was included in other liabilities and $0.7 million was included in accounts payable and accrued liabilities in the consolidated balance sheet.

Contract Manufacturer Commitments

The independent contract manufacturers that provide the substantial majority of our manufacturing, repair and supply chain operations procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to these independent contract manufacturers which may not be cancelable. As of July 31, 2013 and 2012, we had $2.6 million and $3.1 million of open purchase orders with these independent contract manufacturers that may not be cancelable.

Additionally, we recorded a charge of 0.4 million in 2012 for non-cancelable purchase commitments to our contract manufacturer for inventory which we deemed as excess and obsolete. This amount was recognized in products and licenses cost of revenue in the consolidated statements of operations for the year ended July 31, 2012. No significant charge was recorded in 2013 or 2011.
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

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against Infoblox in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of July 31, 2013. Further, any possible range of loss cannot be reasonably estimated at this time.

In 2011, we and BlueCat Networks (USA), Inc. and BlueCat Networks, Inc. (collectively “BlueCat”) entered into a settlement agreement pursuant to which all claims asserted in the multiple patent litigations between us and BlueCat were dismissed without prejudice and the parties released claims of any past, present or future infringement of the patents asserted in the litigation and any patents related thereto. The settlement agreement also provides that, among other things, the parties will not commence patent litigation against each other on any other patents until at least December 15, 2016, and no damages will accrue related to the infringement of any patents through that date, except that a party may reassert the claims of infringement it released under the settlement agreement (and seek past damages) if the other party commences patent litigation against that party after December 15, 2016. The settlement agreement also would terminate if a third party asserts a claim for infringement of any patent released under the settlement agreement. There can be no assurance that litigation between the parties will not occur in the future.

NOTE 9.	COMMON STOCK RESERVED FOR ISSUANCE

We had reserved shares of common stock for future issuance as follows (in thousands):

	As of July 31,
	2013	2012
Outstanding stock options	6,663	11,847
Shares reserved for future grants	4,890	4,641
Outstanding restricted stock units	1,986	36
Shares reserved for employee stock purchase plan	1,411	1,500
Outstanding common stock warrants	—	23
	14,950	18,047

NOTE 10.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Our stock-based compensation plans include the 2012 Equity Incentive Plan (the “2012 Plan”), the 2005 Stock Plan (the “2005 Plan”), the 2003 Stock Plan (the “2003 Plan”), (collectively the “Plans”) and the 2012 Employee Stock Purchase Plan (the "ESPP"). Under the Plans, we have granted (or in the case of acquired plans, assumed) stock options and RSUs. We have issued common stock under the ESPP.

2012 Equity Incentive Plan
In April 2012, our board of directors approved and we adopted the 2012 Plan. It was subsequently amended in December 2012. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), stock bonus awards or performance awards. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options, RSUs, RSAs, SARs, stock bonus awards and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of July 31, 2013, 4.9 million shares were available for grant under the 2012 Plan.

2005 Stock Plan

In connection with the acquisition of Netcordia, our board of directors approved and we adopted the 2005 Plan in May 2010. The 2005 Plan was established to assume all the outstanding Netcordia options at the closing of the acquisition. There are currently no shares available for grant under the 2005 Plan and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms which were generally consistent with those of the 2003 Stock Plan.

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

Employee Stock Purchase Plan
Concurrent with the effectiveness of our registration statement on Form S-1 on April 19, 2012, the ESPP became effective. It was subsequently amended in December 2012. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. During the year ended July 31, 2013, employees purchased approximately 0.6 million shares at an average price per share of $13.80 under our ESPP. There were no shares purchased by employees under the ESPP in fiscal year 2012. As of July 31, 2013, 1.4 million shares were available for future issuance under the ESPP.

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2013	2012	2011
Cost of revenue	$1,606	$700	$283
Research and development	4,659	2,363	1,126
Sales and marketing	11,721	5,409	2,546
General and administrative	4,078	2,180	1,178
Total stock-based compensation	$22,064	$10,652	$5,133

The following table summarizes the stock-based compensation expense by award type (in thousands):

	Year Ended July 31,
	2013	2012	2011
Stock options	$10,061	$8,249	$5,133
RSUs	6,084	13	—
ESPP	5,919	2,390	—
Total stock-based compensation	$22,064	$10,652	$5,133

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of July 31, 2013:

	As of July 31, 2013	Weighted-Average Amortization Period
	(In thousands)	(In years)
Restricted stock units	$30,696	3.27
Stock options	18,715	2.33
ESPP	3,210	0.92
Total unrecognized stock-based compensation balance	$52,621	2.79

Determination of Fair Value

The estimated grant date fair value of all our equity-based awards was calculated using the BSM option-pricing model, based on the following assumptions:

	Year Ended July 31,
	2013	2012	2011
Employee Stock Options:
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	1.04%	0.91%	1.73%
Expected volatility	54%	56%	60%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$10.49	$5.75	$4.74

ESPP:
Expected term (in years)	0.5-2.0	0.67 - 2.17	—
Risk-free interest rate	0.09% - 0.38%	0.15% - 0.31%	—%
Expected volatility	47% - 53%	53% - 58%	—%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$10.77	$9.40	—

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

Expected Volatility-Since we only have a short trading history of our common stock, we use a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.

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

Stock Option Activity

The following table summarizes the stock option activity and related information as of and for the three years ended July 31, 2013 under our Plans:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2010	9,380	$2.94	7.50	$32,237
Options granted	2,215	8.46
Options exercised	(1,558)	0.76
Options forfeited/expired	(470)	5.32
Outstanding as of July 31, 2011	9,567	$4.46	7.63	$50,224
Options granted	3,274	10.84
Options exercised	(629)	3.58
Options forfeited/expired	(365)	7.89
Outstanding as of July 31, 2012	11,847	$6.16	7.30	$176,037
Options granted	841	20.62
Options exercised	(5,320)	4.02
Options forfeited/expired	(705)	9.39
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Vested and expected to vest - July 31, 2013	6,364	$9.13	7.42	$150,000
Exercisable - July 31, 2013	2,904	$6.02	6.43	$77,457

The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period and the exercise price multiplied by the number of the related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company's common stock on the date of the exercise and the exercise price of each option, was $93.6 million and $5.9 million and $12.6 million for fiscal 2013, 2012 and 2011. Total grant date fair value of options vested during fiscal 2013, 2012 and 2011 was $10.2 million, $6.7 million and $4.7 million.

The following table summarizes information about stock options outstanding and exercisable under the Plans as of July 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share	Number of Shares Underlying Exercisable Options	Weighted-Average Exercise Price per Share
	(In thousands)	(In Years)		(In thousands)
$0.54 – $2.49	795	4.35	$1.81	779	$1.82
$2.94 - $3.36	104	4.69	$3.27	104	$3.27
$4.53	816	6.58	$4.53	545	$4.53
$6.33	827	6.95	$6.33	535	$6.33
$7.08	77	7.35	$7.08	30	$7.08
$9.12	1,125	8.10	$9.12	154	$9.12
$9.33 - $9.66	881	7.74	$9.57	413	$9.57
$9.78	144	8.37	$9.78	44	$9.78
$11.25	683	8.50	$11.25	203	$11.25
$15.01 - $31.47	1,211	9.26	$19.21	97	$16.48
	6,663	7.47	$9.35	2,904	$6.02

Restricted Stock Unit Activity

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

A summary of the restricted stock unit activity during the years ended July 31, 2013 and 2012 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2011	—	$—
Granted	36	$18.68
Vested	—	$—
Cancellations due to forfeitures	—	$—
Outstanding as of July 31, 2012	36	$18.68
Granted	2,107	$21.44
Vested	(25)	$20.36
Cancellations due to forfeitures	(132)	$19.86
Outstanding as of July 31, 2013	1,986	$21.15

We started granting RSUs in 2012; as such, there were no RSUs outstanding prior to 2012.

Shares Available for Grant
The following table presents the stock grant activity and the total number of shares available for grant under the 2012 Plan as of July 31, 2013:

2012 Plan
(In thousands)
Balance at July 31, 2012	4,641
Additional shares authorized for issuance	2,358
Options granted	(841)
RSUs granted	(2,107)
Options forfeited/expired(1)	705
RSUs forfeited/expired	132
Repurchases of early exercised stock options	2
Balance at July 31, 2013	4,890

(1)
Includes forfeited or expired options under the 2003 Plan that forfeited or expired unexercised which became available for grant under the 2012 Plan according to its terms. Any shares subject to outstanding awards under the 2003 Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2012 Plan.

Employee 401(k) Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all of our United States employees. Each participant in the plan could elect to contribute up to $16,500 of his or her annual compensation to the plan for the calendar year 2011, up to $17,000 for 2012 and up to $17,500 for 2013. Individuals who were 50 or older could contribute up to $23,000 of their annual income. Although the plan provides for a discretionary employer matching contribution, to date we have not made such a contribution on behalf of employees.

NOTE 11.	INCOME TAXES

Our geographical breakdown of income (loss) before provision for income taxes for the years ended July 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Domestic	$(5,501)	$(9,203)	$(5,218)
International	1,745	1,737	698
Loss before provision for income taxes	$(3,756)	$(7,466)	$(4,520)

 The components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Current:
State	$539	$360	$381
Foreign	328	751	327
Federal	—	(353)	163
Total current	867	758	871
Deferred:
Foreign	(217)	(14)	(69)
Provision for income taxes	$650	$744	$802

The reconciliation of the statutory federal income tax and our effective income tax is as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Tax at statutory federal rate	$(1,314)	$(2,613)	$(1,582)
Stock-based compensation and other permanent items	2,765	2,710	1,241
R&D credit	(958)	(382)	(425)
Change in valuation allowance	515	1,017	1,128
Foreign rate differential	(500)	130	14
State tax—net of federal benefit	477	230	248
Foreign tax credit	(308)	—	—
Alternative minimum tax	—	(353)	163
Other	(27)	5	15
Provision for income taxes	$650	$744	$802

The components of the deferred tax assets, net are as follows (in thousands):

	As of July 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$17,499	$26,282
Deferred revenue	8,193	7,016
Tax credit carryforwards	6,042	3,726
Accruals, reserves and other	7,616	3,631
Stock-based compensation	4,124	2,944
Gross deferred tax asset	43,474	43,599
Valuation allowance	(41,400)	(40,571)
Total deferred tax asset	2,074	3,028

Deferred tax liabilities:
Other identified intangibles	(1,273)	(2,017)
Other fixed assets depreciation	(502)	(928)
Total deferred tax liability	(1,775)	(2,945)
Net deferred tax assets	$299	$83

Recognition of deferred tax assets is appropriate when realization of these assets is more-likely-than-not. Based upon the weight of available evidence, which includes our historical operating performance and our ability to generate sufficient U.S. taxable income in the future, we recorded a full valuation allowance of $41.4 million and $40.6 million against the net U.S. deferred tax assets as of July 31, 2013 and 2012. The net valuation allowance increased by $0.8 million during the year ended July 31, 2013. The need for valuation allowance is subject to adjustment in future periods if sufficient positive evidence exists to support reversal.

As of July 31, 2013, we had U.S. federal net operating loss carryforwards of $111.4 million and California net operating loss carryforwards of $47.5 million. The federal net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2024 if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2018 if not utilized. Additionally, as of July 31, 2013, we had U.S. federal and California research and development credit carryforwards of $4.7 million and $3.6 million. The federal credit carryforwards will begin to expire at various dates beginning in 2023 while the California credit carryforwards are not subject to expiration. As of July 31, 2013, we also had Canadian scientific research and development credit carryforwards of $0.4 million which will expire beginning in 2031.

Net operating losses of approximately $67.9 million have not been included in the deferred tax asset table above as these net operating losses are attributable to excess tax benefits associated with option or RSU grants. These benefits will not be recognized in the financial statements until they result in a reduction in taxes on a tax return. When recognized in the financial statements, the tax benefit will be recorded to stockholders' equity (deficit). During the year ended July 31, 2013, we recognized approximately $0.4 million of excess tax benefits which resulted in a credit to stockholders' equity (deficit). Excess tax benefits associated with option or RSUgrants were insignificant in 2012.

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

Our policy with respect to our undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. At July 31, 2013, the undistributed earnings approximated $1.2 million and the unrecorded deferred tax liability is estimated to be approximately $0.4 million.

Uncertain Tax Positions

As of July 31, 2013, 2012 and 2011, we had gross unrecognized tax benefits of $2.3 million, $1.3 million and $1.0 million. The balance of gross unrecognized tax benefits at July 31, 2013 includes approximately $0.2 million related to foreign assets. The remainder is related to certain U.S. deferred tax assets with a corresponding valuation allowance. If recognized, the impact on our effective tax rate would not be material due to the full valuation allowance. We have not accrued interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended July 31, 2013, 2012 and 2011. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Year Ended July 31,
	2013	2012	2011
Gross unrecognized tax benefits beginning balance	$1,342	$998	$791
Increases related to tax positions taken during current year	762	200	241
Increases/(Decreases) related to tax positions from prior years	164	144	(34)
Gross unrecognized tax benefits	2,268	$1,342	$998

We believe that the change to our unrecognized tax benefits in the next 12 months will not be material to our consolidated financial statements.

We are subject to taxation in the United States, various states and several foreign jurisdictions. We are not currently under examination in any major jurisdiction. All years for U.S. federal and state jurisdictions and fiscal years 2009 through 2013 for our major foreign jurisdictions remain subject to examination for income tax purposes.

NOTE 12.	SEGMENT INFORMATION

We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended July 31,
	2013	2012	2011
Americas	$147,017	$108,660	$82,730
Europe, Middle East and Africa	54,378	40,666	35,190
Asia Pacific	23,649	19,920	14,915
Total net revenue	$225,044	$169,246	$132,835

Included within the Americas total in the above table was revenue from sales in the U.S. of $138.9 million, $100.6 million and $77.7 million during the years ended July 31, 2013, 2012 and 2011. Aside from the U.S., no other country comprised 10% of our net revenue for the years ended July 31, 2013, 2012, or 2011.

Our property and equipment, net by location is summarized as follows (in thousands):

	As of July 31,
	2013	2012
Americas	$17,997	$6,180
Asia Pacific	224	194
Europe, Middle East and Africa	149	124
	$18,370	$6,498

Included within the Americas total in the above table was property and equipment, net in the U.S. of $18.0 million and $6.1 million as of July 31, 2013 and 2012.

NOTE 13. UNAUDITED QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited quarterly consolidated statement of operations data for each of the last eight quarters in the period ended July 31, 2013. The unaudited quarterly consolidated statement of operations data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2013

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2012	2013	2013	2013

	(In thousands)
Net revenue:
Products and licenses	$27,098	$30,807	$33,596	$36,702
Services	22,407	23,632	24,439	26,363
Total net revenue	49,505	54,439	58,035	63,065
Cost of revenue:
Products and licenses	5,840	7,100	7,786	8,502
Services	4,249	4,542	4,910	5,324
Total cost of revenue	10,089	11,642	12,696	13,826
Gross profit	39,416	42,797	45,339	49,239
Operating expenses:
Research and development	10,214	10,593	10,976	11,273
Sales and marketing	25,631	29,108	28,138	29,508
General and administrative	5,658	5,493	6,195	7,142
Total operating expenses	41,503	45,194	45,309	47,923
Income (loss) from operations	(2,087)	(2,397)	30	1,316
Other expense, net	(106)	(220)	(45)	(247)
Income (loss) before provision for (benefit from) income taxes	(2,193)	(2,617)	(15)	1,069
Provision for (benefit from) income taxes	197	629	242	(418)
Net income (loss)	$(2,390)	$(3,246)	$(257)	$1,487

Net income (loss) per share - basic and diluted	$(0.05)	$(0.07)	$(0.01)	$0.03

Fiscal 2012

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2011	2012	2012	2012

	(In thousands)
Net revenue:
Products and licenses	$22,691	$23,547	$24,558	$24,216
Services	16,664	17,840	18,866	20,864
Total net revenue	39,355	41,387	43,424	45,080
Cost of revenue:
Products and licenses	4,694	5,030	6,004	6,050
Services	3,571	3,736	3,781	4,254
Total cost of revenue	8,265	8,766	9,785	10,304
Gross profit	31,090	32,621	33,639	34,776
Operating expenses:
Research and development	8,906	8,979	8,987	9,752
Sales and marketing	19,673	20,605	21,691	24,505
General and administrative	3,677	3,716	3,757	4,398
Total operating expenses	32,256	33,300	34,435	38,655
Loss from operations	(1,166)	(679)	(796)	(3,879)
Other expense, net	(168)	(171)	(449)	(158)
Loss before provision for (benefit from) income taxes	(1,334)	(850)	(1,245)	(4,037)
Provision for (benefit from) income taxes	435	226	(226)	309
Net loss	$(1,769)	$(1,076)	$(1,019)	$(4,346)

Net loss per share - basic and diluted	$(0.16)	$(0.10)	$(0.07)	$(0.10)

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

Evaluation of Disclosure Controls and Procedures

As exhibits to this Report, attached are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Infoblox, Inc. See "Management's Annual Report on Internal Control over Financial Reporting" under Item 8 of Part II of this Report, which report is incorporated herein by reference.
Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of July 31, 2013, which is included in Item 8 of Part II of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of these controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2013.

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

INFOBLOX INC.

Dated: September 20, 2013	By:	/S/ Remo E. Canessa
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

Signature	Title	Date

/S/ Robert D. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2013
Robert D. Thomas

/S/ Remo E. Canessa	Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2013
Remo E. Canessa

/S/ Richard E. Belluzzo	Director	September 20, 2013
Richard E. Belluzzo

/S/ Laura C. Conigliaro	Director	September 20, 2013
Laura C. Conigliaro

/S/ Fred M. Gerson	Director	September 20, 2013
Fred M. Gerson

/S/ Michael L. Goguen	Director	September 20, 2013
Michael L. Goguen

/S/ Frank J. Marshall	Director	September 20, 2013
Frank J. Marshall

/S/ Daniel J. Phelps	Director	September 20, 2013
Daniel J. Phelps

Exhibit Index

Exhibit Number	Exhibit Title	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date
3.01	Form of Restated Certificate of Incorporation of the Registrant.	S-1	333-178925	3.02	April 9, 2012
3.02	Form of Restated Bylaws of the Registrant.	S-1	333-178925	3.04	April 9, 2012
4.01	Form of Registrant's Common Stock Certificate.	S-1	333-178925	4.01	April 9, 2012
4.02	Third Amended and Restated Investors' Rights Agreement by and among the Registrant and the Preferred Stockholders of the Registrant dated May 1, 2010.	S-1	333-178925	4.02	January 6, 2012
10.01†*	Description of Infoblox Bonus Plan-FY 2014
10.02†*	Description of Infoblox FY 2014 World Wide Sales Compensation Plan
10.03†*	Offer Letter to Christopher J. Andrews from the Registrant, dated August 31, 2006
10.04†	2012 Employee Stock Purchase Plan	10-Q	001-35507	10.01	March 5, 2013
10.05†	2012 Equity Incentive Plan	10-Q	001-35507	10.02	March 5, 2013
10.06†	Forms of Equity Award Agreements under 2012 Equity Incentive Plan	S-8	333-180840	99.4	April 20, 2012
10.07†	Form of Indemnity Agreement.	S-1	333-178925	10.01	April 9, 2012
10.08†	2003 Stock Plan and Form of Option Grant.	S-8	333-178925	10.02	January 6, 2012
10.09†	2005 Stock Plan.	S-1	333-178925	10.03	January 6, 2012
10.10	Lease Agreement between Registrant and 3111-3141 Coronado Drive Associates, LLC, dated May 25, 2012.	10-Q	001-35507	10.04	June 1, 2012
10.11†	Offer Letter to Robert D. Thomas from the Registrant, dated August 3, 2004, as amended on December 5, 2008.	S-1	333-178925	10.08	January 6, 2012
10.12†	Form of Change in Control Severance Agreement for Robert D. Thomas, to be entered into prior to the closing of this offering.	S-1	333-178925	10.09	January 6, 2012
10.13†	Offer Letter to Remo E. Canessa from the Registrant, dated October 7, 2004, as amended on December 5, 2008.	S-1	333-178925	10.10	January 6, 2012
10.14†	Form of Change in Control Severance Agreement.	S-1	333-178925	10.21	April 9, 2012
23.01*	Consent of Independent Registered Public Accounting Firm
24.01*	Power of Attorney (included on Page 114)
31.01*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Schema Linkbase Document
101.CAL††	XBRL Taxonomy Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Definition Linkbase Document
101.LAB††	XBRL Taxonomy Labels Linkbase Document
101.PRE††	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
†	Indicates a management contract, compensatory plan or arrangement
††
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