Form 10-Q
period 2013-10-31
INFOBLOX INC
filed 2013-12-06
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at November 30, 2013
Common Stock, $0.0001 par value per share	52,970,879

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,241	$69,828
Short-term investments	144,892	139,508
Accounts receivable, net	39,645	38,728
Inventory	5,296	4,478
Deferred tax assets	1,354	1,354
Prepaid expenses and other current assets	5,331	6,023
Total current assets	280,759	259,919
Property and equipment, net	18,464	18,370
Restricted cash	3,509	3,508
Intangible assets, net	4,913	5,494
Goodwill	32,726	32,726
Other assets	426	443
TOTAL ASSETS	$340,797	$320,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,602	$12,387
Accrued compensation	13,609	12,472
Deferred revenue, net	72,336	68,479
Total current liabilities	99,547	93,338
Deferred revenue, net	30,953	29,693
Deferred tax liability	1,055	1,055
Other liabilities	6,632	6,821
TOTAL LIABILITIES	138,187	130,907
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 52,883 shares and 51,670 shares issued and outstanding as of October 31, 2013 and July 31, 2013	5	5
Additional paid-in capital	317,685	302,101
Accumulated other comprehensive income (loss)	11	(11)
Accumulated deficit	(115,091)	(112,542)
TOTAL STOCKHOLDERS’ EQUITY	202,610	189,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,797	$320,460

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net revenue:
Products and licenses	$35,962	$27,098
Services	27,559	22,407
Total net revenue	63,521	49,505
Cost of revenue:
Products and licenses	7,887	5,840
Services	5,821	4,249
Total cost of revenue	13,708	10,089
Gross profit	49,813	39,416
Operating expenses:
Research and development	11,600	10,214
Sales and marketing	33,131	25,631
General and administrative	6,986	5,658
Total operating expenses	51,717	41,503
Loss from operations	(1,904)	(2,087)
Other expense, net	(101)	(106)
Loss before provision for income taxes	(2,005)	(2,193)
Provision for income taxes	544	197
Net loss	$(2,549)	$(2,390)

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted-average shares used in computing net loss per share - basic and diluted	52,274	45,990
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net loss	$(2,549)	$(2,390)
Other comprehensive income (loss)
Unrealized holding gain (loss) on short-term investments, net	22	(60)
Comprehensive loss	$(2,527)	$(2,450)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,549)	$(2,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	9,041	4,922
Depreciation and amortization	2,105	1,438
Excess tax benefits from employee stock plans	(441)	(154)
Amortization of investment premium	144	27
Changes in operating assets and liabilities:
Accounts receivable, net	(917)	907
Inventory	(818)	(285)
Prepaid expenses, other current assets and other assets	759	(134)
Accounts payable and accrued liabilities	1,517	44
Accrued compensation	1,137	2,418
Deferred revenue, net	5,117	1,581
Other liabilities	(189)	505
Net cash provided by operating activities	14,906	8,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(27,067)	(88,177)
Proceeds from maturities of short-term investments	21,560	—
Purchases of property and equipment	(1,507)	(923)
Change in restricted cash	—	532
Net cash used in investing activities	(7,014)	(88,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	6,080	3,224
Excess tax benefits from employee stock plans	441	154
Payment of remaining unpaid initial public offering costs	—	(235)
Net cash provided by financing activities	6,521	3,143
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,413	(76,546)
CASH AND CASH EQUIVALENTS—Beginning of period	69,828	156,613
CASH AND CASH EQUIVALENTS—End of period	$84,241	$80,067
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$203	$2,031
Cash paid for income taxes, net	$117	$256
Change in liability due to vesting of early exercised stock options	$17	$58
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of October 31, 2013, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended October 31, 2013 and 2012 are unaudited. The condensed consolidated balance sheet as of July 31, 2013 was derived from the audited consolidated balance sheet as of July 31, 2013. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2013, and our results of operations, comprehensive loss and cash flows for the three months ended October 31, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three months ended October 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2014.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no significant changes in our accounting policies during the three months ended October 31, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2013.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, allowances for doubtful accounts and sales returns, valuation of our cash equivalents and available-for-sale investments, valuation of inventory, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation and accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended October 31, 2013 and 2012, no customer represented more than 10% of our total net revenue. As of October 31, 2013, SLAIT Consulting, LLC, a reseller, accounted for 10.6% of our total gross accounts receivable. As of July 31, 2013, Exclusive Networks Ltd., a distributor, accounted for 11.2% of our total gross accounts receivable. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. We adopted ASU 2013-11 during the three months ended October 31, 2013 and the adoption did not have any impact on our financial position or results of operations.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 2. NET INCOME (LOSS) PER SHARE
We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon the exercise of stock options and upon the vesting of restricted stock units, or RSUs, under the treasury stock method.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Stock options to purchase common stock	4,353	7,357
Restricted stock units	1,533	61
Employee Stock Purchase Plan	327	37

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of October 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,825	$—	$—	$5,825
Short-term investments:
U.S. Treasury securities	102,522	21	(12)	102,531
U.S. government agency securities	28,280	15	—	28,295
FDIC-backed certificates of deposit	14,081	7	(22)	14,066
Total short-term investments	144,883	43	(34)	144,892
Restricted cash:
U.S. Treasury securities	3,406	2	—	3,408
Total cash equivalents, short-term investments and restricted cash	$154,114	$45	$(34)	$154,125

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of October 31, 2013:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$77,715	$77,726
Due after one year through two years	67,168	67,166
Total	$144,883	$144,892

We classify our available-for-sale investments as short-term investments in our condensed consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at October 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,825	$—	$—	$5,825
Short-term investments:
U.S. Treasury securities	102,531	—	—	102,531
U.S. government agency securities	—	28,295	—	28,295
FDIC-backed certificates of deposit	—	14,066	—	14,066
Total short-term investments	102,531	42,361	—	144,892

Restricted cash:
U.S. Treasury securities	3,408	—	—	3,408
Total financial assets	$111,764	$42,361	$—	$154,125

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at July 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$11,133	$—	$—	$11,133
Short-term investments:
U.S. Treasury securities	99,738	—	—	99,738
U.S. government agency securities	—	29,534	—	29,534
FDIC-backed certificates of deposit	—	10,236	—	10,236
Total short-term investments	99,738	39,770	—	139,508

Restricted cash:
U.S. Treasury securities	3,407	—	—	3,407
Total financial assets	$114,278	$39,770	$—	$154,048

We value our Level I assets, consisting of money market funds and U.S. Treasury securities, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level II inputs consist of U.S. government agency securities and Federal Deposit Insurance Corporation, or FDIC-backed certificates of deposit. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments because the inputs used in the valuation model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the financial assets.
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three months ended October 31, 2013.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	October 31, 2013	July 31, 2013

	(In thousands)
Raw materials	$573	$412
Finished goods	4,723	4,066
Total inventory	$5,296	$4,478

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	October 31, 2013	July 31, 2013

	(In thousands)
Deferred revenue:
Products and licenses	$7,654	$7,791
Services	97,016	91,453
Total deferred revenue	104,670	99,244
Deferred cost of revenue:
Products and licenses	868	871
Services	513	201
Total deferred cost of revenue	1,381	1,072
Total deferred revenue, net	103,289	98,172
Less current portion	72,336	68,479
Noncurrent portion	$30,953	$29,693

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturers that provide substantially all of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to these independent contract manufacturers that may not be cancellable. As of October 31, 2013 and July 31, 2013, we had $3.0 million and $2.6 million of open purchase orders that may not be cancellable with these independent contract manufacturers.
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

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of October 31, 2013. Further, any possible range of loss cannot be reasonably estimated at this time.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, employee stock purchase plan, or ESPP, purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Cost of revenue	$704	$428
Research and development	1,672	1,212
Sales and marketing	5,192	2,484
General and administrative	1,473	798
	$9,041	$4,922

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended October 31,
	2013	2012

	(In thousands)
RSUs	$4,771	$594
Stock options	3,068	2,141
ESPP	1,202	2,187
	$9,041	$4,922
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of October 31, 2013:

	As of October 31, 2013	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$61,594	3.29
Stock options	20,376	2.24
ESPP	2,114	0.78
Total unrecognized stock-based compensation balance	$84,084	2.97

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Three Months Ended October 31,
	2013	2012
Expected term (in years)	6.08	6.08
Risk-free interest rate	1.83%	0.90%
Expected volatility	54%	53%
Dividend rate	—%	—%
Weighted average fair value per share	$21.98	$10.12

Stock Option Activity
A summary of the stock option activity under our stock plans during the three months ended October 31, 2013 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Options granted	239	$42.10
Options exercised	(1,008)	$6.08
Options canceled due to forfeitures	(24)	$14.12
Outstanding as of October 31, 2013	5,870	$11.23	7.46	$195,013
Vested and expected to vest as of October 31, 2013	5,594	$10.86	7.40	$187,918
Vested and exercisable as of October 31, 2013	2,614	$6.80	6.48	$98,438

Restricted Stock Unit Activity
A summary of the restricted stock unit activity during the three months ended October 31, 2013 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2013	1,986	$21.15
Granted	1,053	$42.56
Vested	(205)	$20.74
Cancellations due to forfeitures	(31)	$30.37
Outstanding as of October 31, 2013	2,803	$29.38

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 7. INCOME TAXES
The provision for income taxes for the three months ended October 31, 2013 and 2012 was $0.5 million and $0.2 million. The provision for income taxes for the three months ended October 31, 2013 consists primarily of federal and state income taxes. The income tax provision for the three months ended October 31, 2012 consists primarily of state and foreign income taxes. The increase in the provision for income taxes for the three months ended October 31, 2013 compared to the same period in the prior year was principally attributable to $0.3 million of federal income tax provision due to limitations on our ability to utilize certain net operating loss carry forwards.
For the three months ended October 31, 2013 and 2012, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable, and we realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of October 31, 2013 and July 31, 2013. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended October 31, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

NOTE 8. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Americas	$43,303	$32,643
Europe, Middle East and Africa ("EMEA")	13,978	11,703
Asia Pacific ("APAC")	6,240	5,159
Total net revenue	$63,521	$49,505
Included within the Americas total in the above table is revenue from sales in the U.S. of $40.4 million and $31.0 million for the three months ended October 31, 2013 and 2012. Aside from the U.S., no other country comprised more than 10% of our net revenue for the three months ended October 31, 2013 and 2012.

Our property and equipment, net by location is summarized as follows:

	October 31, 2013	July 31, 2013

	(In thousands)
Americas	$17,988	$17,997
APAC	283	224
EMEA	193	149
Total property and equipment, net	$18,464	$18,370

Included within the Americas total in the above table is property and equipment, net in the U.S. of $18.0 million and $18.0 million as of October 31, 2013 and July 31, 2013.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Infoblox,” “we,” “us,” and “our” refer to Infoblox and its consolidated subsidiaries.
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
We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 43.4% and 45.3% of our total net revenue for the three months ended October 31, 2013 and 2012.
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

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies, such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy approaches to network control with automated network control solutions. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to automated network control solutions.  Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners.  Since our prior results have benefited from our success at selling more complex and higher performance configurations of our product solutions, which generally result in higher value per product sold, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve the foregoing objectives, we intend to continue to invest for long-term growth by, among other things, expanding our field sales force, our channel and technology partnerships and our programs to market our solutions. In addition, we expect to continue to invest in research and development and selective acquisitions in order to expand the capabilities of our solutions. We expect that our operating results will be impacted by the timing and size of these investments over the next few quarters.

Financial Highlights

In the first quarter of fiscal 2014, we saw continued growth with significant year-over-year revenue increases across all of our major geographic regions and industry verticals. Total revenue increased 28.3% year-over-year while product revenue increased by 32.7%. From a geographic perspective, year-over-year revenue increased by 32.7% in the Americas, 19.4% in EMEA and 21.0% in APAC. Sequentially, EMEA and APAC revenue decreased from the prior quarter due to the strong performance in the previous quarter.

During the quarter, we generated $14.9 million in cash flows from operating activities and exited the first quarter with approximately $229.1 million in cash, cash equivalents and short term investments and $103.3 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the first quarter of fiscal 2014, total operating expenses increased by 24.6% compared to the same period in the prior year. As of October 31, 2013, our employee count was 633 for an increase of 22% from October 31, 2012 and is the most significant driver of the increase in costs and operating expenses.

Stock-based compensation expense amounted to $9.0 million and $4.9 million in the three months ended October 31, 2013 and 2012. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three months ended October 31, 2013 and 2012.

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Net revenue:
Products and licenses	$35,962	$27,098
Services	27,559	22,407
Total net revenue	63,521	49,505
Cost of revenue(1):
Products and licenses(2)	7,887	5,840
Services	5,821	4,249
Total cost of revenue	13,708	10,089
Gross profit	49,813	39,416
Operating expenses:
Research and development(1)	11,600	10,214
Sales and marketing(1) (2)	33,131	25,631
General and administrative(1)	6,986	5,658
Total operating expenses	51,717	41,503
Loss from operations	(1,904)	(2,087)
Other expense, net	(101)	(106)
Loss before provision for income taxes	(2,005)	(2,193)
Provision for income taxes	544	197
Net loss	$(2,549)	$(2,390)

	Three Months Ended October 31,
	2013	2012
Net revenue:
Products and licenses	56.6%	54.7%
Services	43.4	45.3
Total net revenue	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	12.4	11.8
Services	9.2	8.6
Total cost of revenue	21.6	20.4
Gross margin	78.4	79.6
Operating expenses:
Research and development(1)	18.3	20.6
Sales and marketing(1) (2)	52.1	51.8
General and administrative(1)	11.0	11.4
Total operating expenses	81.4	83.8
Operating margin	(3.0)	(4.2)
Other expense, net	(0.2)	(0.2)
Loss before provision for income taxes	(3.2)	(4.4)
Provision for income taxes	0.8	0.4
Net loss	(4.0)%	(4.8)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Stock-based compensation:
Cost of revenue	$704	$428
Research and development	1,672	1,212
Sales and marketing	5,192	2,484
General and administrative	1,473	798
Total stock-based compensation	$9,041	$4,922

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$254	$254
Sales and marketing	327	327
Total intangible asset amortization expense	$581	$581
Results of Operations for the Three Months Ended October 31, 2013 and 2012
The following table presents our net revenue for the three months ended October 31, 2013 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended October 31,		Change in
	2013	2012	$	%

	(Dollars in thousands)
Products and licenses	$35,962	$27,098	$8,864	32.7%
Services	27,559	22,407	5,152	23.0%
Total net revenue	$63,521	$49,505	$14,016	28.3%

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012
Our net revenue increased by $14.0 million, or 28.3%, to $63.5 million during the three months ended October 31, 2013 from $49.5 million during the three months ended October 31, 2012.
Products and licenses revenue increased by $8.9 million, or 32.7%, to $36.0 million during the three months ended October 31, 2013 from $27.1 million during the three months ended October 31, 2012. The change was due primarily to increased sales of our higher capacity and higher performance products and sales of new products.

Services revenue increased $5.2 million, or 23.0%, to $27.6 million during the three months ended October 31, 2013 from $22.4 million during the three months ended October 31, 2012. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Gross Profit

	Three Months Ended October 31,		Change in
	2013	2012	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$28,075	$21,258	$6,817	32.1%
Products and licenses gross margin	78.1%	78.4%		(0.3)
Services Gross Profit:
Services gross profit	$21,738	$18,158	$3,580	19.7%
Services gross margin	78.9%	81.0%		(2.1)
Total Gross Profit:
Total gross profit	$49,813	$39,416	$10,397	26.4%
Total gross margin	78.4%	79.6%		(1.2)

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012
Total gross margin during the three months ended October 31, 2013 was 1.2 percentage points lower than the same period in the prior year primarily due to the decrease in our services gross margin. Services gross margin decreased by 2.1 percentage points primarily due to personnel costs which increased at a higher rate than services revenue as we continue to scale our business to accommodate growth in our install base.

Operating Expenses

	Three Months Ended October 31,		Change in
	2013	2012	$	%

	(Dollars in thousands)
Research and development	$11,600	$10,214	$1,386	13.6%
Sales and marketing	33,131	25,631	7,500	29.3%
General and administrative	6,986	5,658	1,328	23.5%
Total operating expenses	$51,717	$41,503	$10,214	24.6%
Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012
Research and Development Expenses
Research and development expenses increased by $1.4 million, or 13.6%, to $11.6 million during the three months ended October 31, 2013 from $10.2 million during the three months ended October 31, 2012. The change was primarily attributable to a $0.7 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $0.4 million increase in facility and information technology related expenses and a $0.1 million increase in the cost of third-party engineering and development services. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain relatively consistent for the remainder of fiscal 2014.
Sales and Marketing Expenses
Sales and marketing expenses increased by $7.5 million, or 29.3%, to $33.1 million during the three months ended October 31, 2013 from $25.6 million during the three months ended October 31, 2012. The change was primarily related to a $6.0 million increase in personnel costs due to increased headcount and a $2.7 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $0.9 million increase in facility and information technology related expenses, a $0.2 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners and a $0.2 million increase in third-party sales and marketing services. We intend to continue to make investments in our sales resources and infrastructure, but expect sales and marketing expense as a percentage of revenue to remain at relatively consistent levels for the remainder of fiscal 2014.
General and Administrative Expenses
General and administrative expenses increased by $1.3 million, or 23.5%, to $7.0 million during the three months ended October 31, 2013 from $5.7 million during the three months ended October 31, 2012. The change was principally attributable to a $1.4 million increase in personnel costs associated primarily with increased headcount. This increase included a $0.7 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $0.3 million increase in consulting, professional accounting, tax and advisory services associated with our organizational growth and operations as a public company and a $0.3 million in facility and information technology related expenses. These increases were partially offset by the $0.8 million decrease in professional, legal, accounting and advisory services fees. Such fees were higher during the first quarter of fiscal 2013 as a result of the October 2012 secondary offering by certain of our stockholders. We expect general and administrative expense as a percentage of revenue to remain relatively consistent during the remainder of fiscal 2014.

Provision for Income Taxes

	Three Months Ended October 31,		Change in
	2013	2012	$	%

	(Dollars in thousands)
Provision for income taxes	$544	$197	$347	176.1%
The provision for income taxes for the three months ended October 31, 2013 and 2012 was $0.5 million and $0.2 million. The provision for income taxes for the three months ended October 31, 2013 consists primarily of federal and state income taxes. The income tax provision for the three months ended October 31, 2012 consists primarily of state and foreign income taxes. The increase in the provision for income taxes for the three months ended October 31, 2013 compared to the same period in the prior year was principally attributable to $0.3 million of federal income tax provision due to limitations on our ability to utilize certain net operating loss carryforwards. We continued to provide a full valuation allowance against our domestic net deferred tax assets. As a result of the utilization of our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.
Liquidity and Capital Resources

	October 31, 2013	July 31, 2013

	(In thousands)
Cash and cash equivalents	$84,241	$69,828
Short-term investments	144,892	139,508
Total cash, cash equivalents and short-term investments	$229,133	$209,336

Working Capital	$181,212	$166,581

	Three Months Ended October 31,
	2013	2012

	(In thousands)
Net cash provided by operating activities	$14,906	$8,879
Net cash used in investing activities	$(7,014)	$(88,568)
Net cash provided by financing activities	$6,521	$3,143
Cash, Cash Equivalents and Short-term Investments
As of October 31, 2013, we had cash, cash equivalents and short-term investments of $229.1 million, including $3.4 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.5 million of money market funds and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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
Cash provided by operating activities of $14.9 million during the three months ended October 31, 2013 was primarily attributable to a net loss of $2.5 million, which was more than offset by non-cash charges of $9.0 million for stock-based compensation, $2.1 million for depreciation and amortization and a $6.6 million cash inflow from the change in our net operating assets and liabilities. The $6.6 million change in our net operating assets and liabilities was primarily the result of a $5.1 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $1.5 million increase in accounts payable and accrued liabilities, a $1.1 million increase in accrued compensation primarily due to employee contributions under our ESPP and a $0.8 million decrease in prepaid expenses, other current assets and other assets, partially offset by a $0.9 million increase in accounts receivable due to the growth of our business and the timing of invoicing, a $0.8 million increase in inventory and a $0.2 million decrease in other liabilities.
    Cash provided by operating activities of $8.9 million during the three months ended October 31, 2012 was primarily attributable to a net loss of $2.4 million, which was more than offset by non-cash charges of $4.9 million for stock-based compensation, $1.4 million for depreciation and amortization and a $5.0 million cash inflow from the change in our net operating assets and liabilities. The $5.0 million change in our net operating assets and liabilities was primarily a result of a $2.4 million increase in accrued compensation mainly related to employee contributions under our ESPP, a $1.6 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts and a $0.9 million decrease in accounts receivable due to better collection.
Cash Flows from Investing Activities
The $7.0 million cash used in our investing activities during the three months ended October 31, 2013 was primarily due to $27.1 million in cash used to purchase short-term investments and $1.5 million in cash used for purchases of computer equipment and software and certain leasehold improvements, partially offset by $21.6 million of proceeds from maturities of short-term investments.
The $88.6 million cash used in our investing activities during the three months ended October 31, 2012 was primarily due to $88.2 million cash used to purchase short-term investments and $0.9 million cash used for purchases of computer equipment and software, partially offset by a $0.5 million decrease in restricted cash.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended October 31, 2013 and 2012 consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options which amounted to $6.1 million and $3.2 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Contractual Obligations

There have been no significant changes during the three months ended October 31, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
Off-Balance Sheet Arrangements
As of October 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our exposures to market risk have not changed materially since July 31, 2013. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended July 31, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q before making a decision to invest in our common stock.

Risks Related to Our Business and Industry

We have a history of losses, and we may not become profitable or maintain profitability.

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three months ended October 31, 2013, we incurred a net loss of $2.5 million. As a result, we had an accumulated deficit of $115.1 million at October 31, 2013. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
During three months ended October 31, 2013 and 2012, 36.4% and 37.4% of our net revenue were derived from customers outside of the United States. During three months ended October 31, 2013, we experienced slower revenue growth internationally relative to revenue growth in the United States. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

In addition, we may be subject to increasing international environmental laws and regulations such as laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are currently subject include the EU Regulation of Hazardous Substances Directive and the EU Waste Electrical and Electronic Equipment Directive (the “Environmental Directives”) as well as the legislation of the EU member states implementing the Environmental Directives. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations. We have incurred costs to comply with the Environmental Directives in the past, and we may be required to incur additional costs in the future to comply with similar laws and regulations as they are introduced in other countries and could disrupt our operations or logistics if we do not have sufficient time to adjust our products and processes. Our failure to comply with such environmental rules and regulations could result in reduced sales of our products, increased costs, substantial product inventory write-offs, reputational damage, penalties and other sanctions.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we continue to develop and expand our security related products and services, some or all of these products may be subject to more restrictive export and import requirements than our historic products, which would require additional administration and could result in limiting our ability to offer our products and services in some countries or to some end customers. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries' import and export laws, we could be subject to substantial civil and criminal penalties, including fines against us and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay of product launches. In addition, various countries regulate the import of certain encryption technology, including import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Changes in our products or changes in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	fund our operations;

•	continue our research and development

•	commercialize new products; or

•	acquire companies, in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for different types of funding and overall economic conditions.

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
Based upon beneficial ownership as of October 31, 2013, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 16.8% of our outstanding common stock. These stockholders may be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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
None.

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

Infoblox Inc.

Date: December 6, 2013	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1+	Description of Infoblox Bonus Plan-FY 2014. (1)
10.2+	Description of Infoblox FY 2014 World Wide Sales Compensation Plan. (2)
31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

(1)
Previously filed as Exhibit 10.01 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 20, 2013, and incorporated by reference herein.

(2)
Previously filed as Exhibit 10.02 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 20, 2013, and incorporated by reference herein.