Form 10-Q
period 2014-01-31
INFOBLOX INC
filed 2014-03-07
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at February 28, 2014
Common Stock, $0.0001 par value per share	53,872,968

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,030	$69,828
Short-term investments	167,923	139,508
Accounts receivable, net	33,537	38,728
Inventory	5,397	4,478
Deferred tax assets	806	1,354
Prepaid expenses and other current assets	5,395	6,023
Total current assets	296,088	259,919
Property and equipment, net	19,077	18,370
Restricted cash	3,513	3,508
Intangible assets, net	5,330	5,494
Goodwill	33,293	32,726
Other assets	594	443
TOTAL ASSETS	$357,895	$320,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14,037	$12,387
Accrued compensation	9,397	12,472
Deferred revenue, net	78,547	68,479
Total current liabilities	101,981	93,338
Deferred revenue, net	32,001	29,693
Deferred tax liability	668	1,055
Other liabilities	6,446	6,821
TOTAL LIABILITIES	141,096	130,907
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 53,774 shares and 51,670 shares issued and outstanding as of January 31, 2014 and July 31, 2013	5	5
Additional paid-in capital	336,245	302,101
Accumulated other comprehensive income (loss)	34	(11)
Accumulated deficit	(119,485)	(112,542)
TOTAL STOCKHOLDERS’ EQUITY	216,799	189,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$357,895	$320,460

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Net revenue:
Products and licenses	31,565	30,807	$67,527	$57,905
Services	29,317	23,632	56,876	46,039
Total net revenue	60,882	54,439	124,403	103,944
Cost of revenue:
Products and licenses	7,086	7,100	14,973	12,940
Services	6,633	4,542	12,454	8,791
Total cost of revenue	13,719	11,642	27,427	21,731
Gross profit	47,163	42,797	96,976	82,213
Operating expenses:
Research and development	11,844	10,593	23,444	20,807
Sales and marketing	32,854	29,108	65,985	54,739
General and administrative	6,848	5,493	13,834	11,151
Total operating expenses	51,546	45,194	103,263	86,697
Loss from operations	(4,383)	(2,397)	(6,287)	(4,484)
Other expense, net	(103)	(220)	(204)	(326)
Loss before provision for (benefit from) income taxes	(4,486)	(2,617)	(6,491)	(4,810)
Provision for (benefit from) income taxes	(92)	629	452	826
Net loss	$(4,394)	$(3,246)	$(6,943)	$(5,636)

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.13)	$(0.12)

Weighted-average shares used in computing net loss per share - basic and diluted	53,284	47,827	52,779	46,940
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Net loss	$(4,394)	$(3,246)	$(6,943)	$(5,636)
Other comprehensive income (loss)
Unrealized holding gain (loss) on short-term investments, net	23	56	45	(4)
Comprehensive loss	$(4,371)	$(3,190)	$(6,898)	$(5,640)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,943)	$(5,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	19,465	10,540
Depreciation and amortization	4,320	2,929
Excess tax benefits from employee stock plans	(124)	(218)
Amortization of investment premium	282	132
Other	37	57
Changes in operating assets and liabilities:
Accounts receivable, net	5,191	(4,833)
Inventory	(919)	(425)
Prepaid expenses, other current assets and other assets	640	(1,604)
Accounts payable and accrued liabilities	1,619	784
Accrued compensation	(3,075)	1,060
Deferred revenue, net	12,362	9,463
Other liabilities	(375)	5,513
Net cash provided by operating activities	32,480	17,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(68,813)	(96,125)
Proceeds from maturities of short-term investments	40,160	720
Purchases of property and equipment	(3,725)	(6,736)
Business acquisition	(1,000)	—
Change in restricted cash	—	532
Net cash used in investing activities	(33,378)	(101,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	13,976	11,795
Excess tax benefits from employee stock plans	124	218
Payment of remaining unpaid initial public offering costs	—	(235)
Net cash provided by financing activities	14,100	11,778
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,202	(72,069)
CASH AND CASH EQUIVALENTS—Beginning of period	69,828	156,613
CASH AND CASH EQUIVALENTS—End of period	$83,030	$84,544
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Restricted stock units issued in connection with business acquisition	$573	$—
Cash paid for income taxes, net	$229	$487
Purchases of property and equipment not yet paid	$214	$1,538
Change in liability due to vesting of early exercised stock options	$34	$192
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of January 31, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended January 31, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of July 31, 2013 was derived from the audited consolidated balance sheet as of July 31, 2013. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of January 31, 2014, our results of operations and comprehensive loss for the three and six months ended January 31, 2014 and 2013 and cash flows for the six months ended January 31, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three and six months ended January 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2014.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no significant changes in our accounting policies during the three and six months ended January 31, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2013.
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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended January 31, 2014, Exclusive Networks Ltd., a distributor, accounted for 10.1% of our total net revenue. For the six months ended January 31, 2014, no customer represented more than 10% of our total net revenue. For the three and six months ended January 31, 2013, Exclusive Networks Ltd. accounted for 13.2% and 12.1% of our total net revenue. Exclusive Networks Ltd. accounted for 11.3% and 11.2% of our total gross accounts receivable as of January 31, 2014 and July 31, 2013. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. NET INCOME (LOSS) PER SHARE
We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon the exercise of stock options and upon the vesting of restricted stock units, or RSUs, and each purchase under our employee stock purchase plan, or ESPP, under the treasury stock method.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
Stock options to purchase common stock	3,817	5,497	4,100	6,449
Restricted stock units	1,859	858	1,736	38
Employee Stock Purchase Plan	264	93	273	4

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of January 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,406	$—	$—	$5,406
U.S. Treasury securities	2,500	—	—	2,500
Total cash equivalents	7,906	—	—	7,906
Short-term investments:
U.S. Treasury securities	120,015	36	(10)	120,041
U.S. government agency securities	34,035	13	(8)	34,040
FDIC-backed certificates of deposit	13,840	9	(7)	13,842
Total short-term investments	167,890	58	(25)	167,923
Restricted cash:
U.S. Treasury securities	3,410	1	—	3,411
Total cash equivalents, short-term investments and restricted cash	$179,206	$59	$(25)	$179,240

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of January 31, 2014:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$86,113	$86,131
Due after one year through two years	81,777	81,792
Total	$167,890	$167,923

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at January 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,406	$—	$—	$5,406
U.S. Treasury securities	2,500	—	—	2,500
	$7,906	$—	$—	$7,906
Short-term investments:
U.S. Treasury securities	120,041	—	—	120,041
U.S. government agency securities	—	34,040	—	34,040
FDIC-backed certificates of deposit	—	13,842	—	13,842
Total short-term investments	120,041	47,882	—	167,923

Restricted cash:
U.S. Treasury securities	3,411	—	—	3,411
Total financial assets	$131,358	$47,882	$—	$179,240

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

We value our Level I assets, consisting of money market funds and U.S. Treasury securities using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level II inputs consist of U.S. government agency securities and Federal Deposit Insurance Corporation, or FDIC-backed certificates of deposit. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments because the inputs used in the valuation model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the financial assets.
There were no transfers between Level I, Level II and Level III fair value hierarchies during the six months ended January 31, 2014.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	January 31, 2014	July 31, 2013

	(In thousands)
Raw materials	$741	$412
Finished goods	4,656	4,066
Total inventory	$5,397	$4,478

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	January 31, 2014	July 31, 2013

	(In thousands)
Deferred revenue:
Products and licenses	$6,798	$7,791
Services	105,001	91,453
Total deferred revenue	111,799	99,244
Deferred cost of revenue:
Products and licenses	710	871
Services	541	201
Total deferred cost of revenue	1,251	1,072
Total deferred revenue, net	110,548	98,172
Less current portion	78,547	68,479
Non-current portion	$32,001	$29,693

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We outsource the production of our hardware products to third-party contract manufacturers and enter into various inventory-related purchase commitments with these contract manufacturers and other suppliers.  Our arrangements with contract manufacturers allow them to procure component inventory on our behalf based on a rolling production forecast we provide to them.  In addition to any finished goods manufactured for us, we are obligated to purchase component inventory that the contract manufacturers procure in accordance with our forecast, unless a notice of order cancellation is given in advance of applicable lead times. As of January 31, 2014, we had $9.7 million in purchase commitments under these arrangements.
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

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of January 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. ACQUISITIONS
On December 20, 2013, we closed the acquisition of substantially all of the assets of Internet Associates LLC, or IA, a small privately held software company that specialized in the automation of IP address management and IPv6. We did not acquire any tangible assets nor did we assume any material liabilities as part of this acquisition. We expect this acquisition will help us build on our core business.

We accounted for the IA acquisition using the acquisition method of accounting for business combinations. In addition to cash consideration of $1.0 million, we made employment offers to IA’s four former key employees in which they were granted an aggregate of 70,000 of our RSUs. Twenty-five percent of these RSUs, or 17,499, became fully vested upon closing of the transaction, and the remaining 52,501 RSUs will vest thereafter in four equal installments every six months over two years subject to their continued service to us. Aside from the RSU vesting conditions, there were no other incentives or contingent arrangements in connection with this acquisition. We accounted for the 17,499 RSUs as part of the purchase consideration as the vesting of such RSUs did not require any post-combination services. We have accounted for the other 52,501 RSUs as stock-based compensation since the vesting of such RSUs requires post-combination services. Based on the foregoing, the total purchase price of this acquisition consists of the following:

Amount in Thousands
Cash consideration	$1,000
Fair value of fully vested RSUs (1)	573
Total consideration	$1,573

(1)
This represents the fair value of the 17,499 RSUs that were granted to IA’s former key employees which became fully vested upon closing. We determined the fair value for purchase price consideration purposes based on our closing stock price of $32.73 on December 20, 2014, the effective closing of the transaction.

Of the total purchase price of $1.6 million, $1.0 million was allocated to the core/developed technology and $0.6 million was allocated to goodwill. The goodwill recognized in this transaction is deductible for tax purposes and is derived from expected benefits from cost synergies and former IA personnel who joined us after the acquisition.

We are amortizing the developed technology on a straight-line basis over an estimated useful life of 7 years. Amortization expense for this intangible asset was insignificant for the three and six months ended January 31, 2014.

The acquisition-related transaction costs which were included in general and administrative expenses during the three and six months ended January 31, 2014 in the condensed consolidated statement of operations were insignificant.

The historical financial results of IA were insignificant in relation to our condensed consolidated results of operations. As such, we have not provided additional historical pro forma acquisition information.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP, purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
Cost of revenue	$960	$376	$1,664	$804
Research and development	1,911	1,184	3,583	2,396
Sales and marketing	5,876	3,203	11,068	5,687
General and administrative	1,677	855	3,150	1,653
	$10,424	$5,618	$19,465	$10,540

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
RSUs	$6,106	$1,281	$10,877	$1,875
Stock options	3,377	2,718	6,445	4,859
ESPP	941	1,619	2,143	3,806
	$10,424	$5,618	$19,465	$10,540
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of January 31, 2014:

	As of January 31, 2014	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$63,263	3.06
Stock options	19,360	2.15
ESPP	2,593	0.89
Total unrecognized stock-based compensation balance	$85,216	2.79

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Stock Options:
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.87%	0.88%	1.84%	0.88%
Expected volatility	54%	54%	54%	54%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$15.90	$8.80	$19.81	$8.91
Employee Stock Purchase Plan:
Expected term (in years)	0.50-2.00	0.50 - 2.00	0.50-2.00	0.50 - 2.00
Risk-free interest rate	0.09% - 0.38%	0.12% - 0.26%	0.09% - 0.38%	0.12% - 0.26%
Expected volatility	55% - 67%	53% - 58%	55% - 67%	53% - 58%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$12.87	$7.07	$12.87	$7.07

Under our ESPP, employees purchased approximately 0.2 million shares at an average price per share of $15.26 and 0.3 million shares at an average price per share of $13.60 for the three and six months ended January 31, 2014 and 2013.

Stock Option Activity
A summary of the stock option activity under our stock plans during the six months ended January 31, 2014 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Granted	372	$37.93
Exercised	(1,560)	$6.57
Canceled due to forfeitures	(78)	$15.16
Outstanding as of January 31, 2014	5,397	$12.04	7.28	$126,035
Vested and expected to vest as of January 31, 2014	5,174	$11.7	7.23	$122,390
Vested and exercisable as of January 31, 2014	2,621	$7.46	6.34	$72,411

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity
A summary of the restricted stock unit activity during the six months ended January 31, 2014 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2013	1,986	$21.15
Granted	1,337	$40.60
Vested	(298)	$21.05
Cancellations due to forfeitures	(87)	$28.60
Outstanding as of January 31, 2014	2,938	$30.04

NOTE 8. INCOME TAXES
The income tax benefit for the three months ended January 31, 2014 was $0.1 million, which consisted of a favorable adjustment to the federal income tax recorded in the first quarter of fiscal 2014, partially offset by state and foreign income taxes. The provision for income taxes for the three months ended January 31, 2013 was $0.6 million, which consisted primarily of state and foreign income taxes. The decrease in the provision for income taxes for the three months ended January 31, 2014 compared to the same period in the prior year was principally attributable to our ability to utilize federal net operating loss carry forwards and lower state income tax as a result of lower projected fiscal 2014 taxable income.
The provisions for income taxes for the six months ended January 31, 2014 and 2013 were $0.5 million and $0.8 million, which consisted of state and foreign income taxes. The decrease in the provision for income taxes for the six months ended January 31, 2014 compared to the same period in the prior year was principally attributable to lower state income tax.
For the three and six months ended January 31, 2014 and 2013, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable, and we realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of January 31, 2014 and July 31, 2013. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended January 31, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 9. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
Americas	$40,343	$34,400	$83,646	$67,043
Europe, Middle East and Africa ("EMEA")	13,822	14,831	27,800	26,534
Asia Pacific ("APAC")	6,717	5,208	12,957	10,367
Total net revenue	$60,882	$54,439	$124,403	$103,944
Included within the Americas total in the above table is revenue from sales in the U.S. of $38.1 million and $32.3 million for the three months ended January 31, 2014 and 2013 and $78.5 million and $63.3 million for the six months ended January 31, 2014 and 2013. Aside from the U.S., no other country comprised more than 10% of our net revenue for the three months ended January 31, 2014 and 2013.

Our property and equipment, net by location is summarized as follows:

	January 31, 2014	July 31, 2013

	(In thousands)
Americas	$18,636	$17,997
APAC	232	224
EMEA	209	149
Total property and equipment, net	$19,077	$18,370

Included within the Americas total in the above table is property and equipment, net in the U.S. of $18.6 million and $18.0 million as of January 31, 2014 and July 31, 2013.

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
We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 48.2% and 43.4% of our total net revenue for the three months ended January 31, 2014 and 2013 and was 45.7% and 44.3% of our total net revenue for the six months ended January 31, 2014 and 2013.
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

Financial Highlights

In the second quarter of fiscal 2014, we saw continued year-over-year growth in net revenue with significant increases in the Americas and APAC while experiencing some challenges during the last month of the quarter in the United States and EMEA. Total net revenue increased 11.8% year-over-year with services increasing by 24.1% and product by 2.5%. From a geographic perspective, year-over-year revenue increased by 17.3% in the Americas and 29% in APAC while EMEA decreased by 6.8%. Sequentially, product revenue decreased 12.2% from the prior quarter while services revenue increased by 6.4% and revenue in the Americas and EMEA decreased 6.8% and 1.1% while APAC revenue increased 7.6%. Based on the challenges we began to experience in our business during January 2014, we anticipate that we will experience a slowing of our revenue growth for the remainder of fiscal 2014.

During the quarter, we generated $17.6 million in cash flows from operating activities and exited the second quarter with approximately $251.0 million in cash, cash equivalents and short term investments and $110.5 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the first half of fiscal 2014, total operating expenses increased by 19.1% compared to the same period in the prior year. As of January 31, 2014, our employee count was 675 representing an increase of 25% from January 31, 2013 and was the most significant driver of the increase in costs and operating expenses.

Stock-based compensation expense amounted to $10.4 million and $5.6 million in the three months ended January 31, 2014 and 2013 and was $19.5 million and $10.5 million during the six months ended January 31, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three and six months ended January 31, 2014 and 2013.

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
Net revenue:
Products and licenses	$31,565	$30,807	$67,527	$57,905
Services	29,317	23,632	56,876	46,039
Total net revenue	60,882	54,439	124,403	103,944
Cost of revenue(1):
Products and licenses(2)	7,086	7,100	14,973	12,940
Services	6,633	4,542	12,454	8,791
Total cost of revenue	13,719	11,642	27,427	21,731
Gross profit	47,163	42,797	96,976	82,213
Operating expenses:
Research and development(1)	11,844	10,593	23,444	20,807
Sales and marketing(1) (2)	32,854	29,108	65,985	54,739
General and administrative(1)	6,848	5,493	13,834	11,151
Total operating expenses	51,546	45,194	103,263	86,697
Loss from operations	(4,383)	(2,397)	(6,287)	(4,484)
Other expense, net	(103)	(220)	(204)	(326)
Loss before provision for (benefit from) income taxes	(4,486)	(2,617)	(6,491)	(4,810)
Provision for (benefit from) income taxes	(92)	629	452	826
Net loss	$(4,394)	$(3,246)	$(6,943)	$(5,636)

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Net revenue:
Products and licenses	51.8%	56.6%	54.3%	55.7%
Services	48.2	43.4	45.7	44.3
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.6	13.0	12.0	12.4
Services	10.9	8.4	10.0	8.5
Total cost of revenue	22.5	21.4	22.0	20.9
Gross margin	77.5	78.6	78.0	79.1
Operating expenses:
Research and development(1)	19.5	19.4	18.9	20.0
Sales and marketing(1) (2)	54.0	53.5	53.1	52.7
General and administrative(1)	11.2	10.1	11.1	10.7
Total operating expenses	84.7	83.0	83.1	83.4
Operating margin	(7.2)	(4.4)	(5.1)	(4.3)
Other expense, net	(0.2)	(0.4)	(0.1)	(0.3)
Loss before provision for (benefit from) income taxes	(7.4)	(4.8)	(5.2)	(4.6)
Provision for (benefit from) income taxes	(0.2)	1.2	0.4	0.8
Net loss	(7.2)%	(6.0)%	(5.6)%	(5.4)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
Stock-based compensation:
Cost of revenue	$960	$376	$1,664	$804
Research and development	1,911	1,184	3,583	2,396
Sales and marketing	5,876	3,203	11,068	5,687
General and administrative	1,677	855	3,150	1,653
Total stock-based compensation	$10,424	$5,618	$19,465	$10,540

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended January 31,		Six months ended January 31,
	2014	2013	2014	2013

	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$276	$254	$530	$508
Sales and marketing	327	327	654	654
Total intangible asset amortization expense	$603	$581	$1,184	$1,162
Results of Operations for the Three and Six Months Ended January 31, 2014 and 2013
The following table presents our net revenue for the three and six months ended January 31, 2014 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Products and licenses	$31,565	$30,807	$758	2.5%	$67,527	$57,905	$9,622	16.6%
Services	29,317	23,632	5,685	24.1%	56,876	46,039	10,837	23.5%
Total net revenue	$60,882	$54,439	$6,443	11.8%	$124,403	$103,944	$20,459	19.7%

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013
Our net revenue increased by $6.4 million, or 11.8%, to $60.9 million during the three months ended January 31, 2014 from $54.4 million during the three months ended January 31, 2013.
Products and licenses revenue increased by $0.8 million, or 2.5%, to $31.6 million during the three months ended January 31, 2014 from $30.8 million during the three months ended January 31, 2013. The change was due primarily to increased sales of our higher capacity and higher performance products.

Services revenue increased $5.7 million, or 24.1%, to $29.3 million during the three months ended January 31, 2014 from $23.6 million during the three months ended January 31, 2013. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013
Our net revenue increased by $20.5 million, or 19.7%, to $124.4 million during the six months ended January 31, 2014 from $103.9 million during the six months ended January 31, 2013.
Products and licenses revenue increased by $9.6 million, or 16.6%, to $67.5 million during the six months ended January 31, 2014 from $57.9 million during the six months ended January 31, 2013. The change was due primarily to increased sales of our higher capacity and higher performance products.
    Services revenue increased $10.8 million, or 23.5%, to $56.9 million during the six months ended January 31, 2014 from $46.0 million during the six months ended January 31, 2013. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period.
Gross Profit

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$24,479	$23,707	$772	3.3%	$52,554	$44,965	$7,589	16.9%
Products and licenses gross margin	77.6%	77.0%		0.6	77.8%	77.7%		0.1
Services Gross Profit:
Services gross profit	$22,684	$19,090	$3,594	18.8%	$44,422	$37,248	$7,174	19.3%
Services gross margin	77.4%	80.8%		(3.4)	78.1%	80.9%		(2.8)
Total Gross Profit:
Total gross profit	$47,163	$42,797	$4,366	10.2%	$96,976	$82,213	$14,763	18.0%
Total gross margin	77.5%	78.6%		(1.1)	78.0%	79.1%		(1.1)

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013
Total gross margin during the three months ended January 31, 2014 was 1.1 percentage points lower than the same period in the prior year primarily due to the decrease in our services gross margin. Services gross margin decreased by 3.4 percentage points primarily due to personnel costs which increased at a higher rate than our services revenue.

Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013
Total gross margin during the six months ended January 31, 2014 was 1.1 percentage points lower than the same period in the prior year primarily due to the decrease in our services gross margin. Services gross margin decreased by 2.8 percentage points primarily due to personnel costs which increased at a higher rate than our services revenue.

Operating Expenses

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Research and development	$11,844	$10,593	$1,251	11.8%	$23,444	$20,807	$2,637	12.7%
Sales and marketing	32,854	29,108	3,746	12.9%	65,985	54,739	11,246	20.5%
General and administrative	6,848	5,493	1,355	24.7%	13,834	11,151	2,683	24.1%
Total operating expenses	$51,546	$45,194	$6,352	14.1%	$103,263	$86,697	$16,566	19.1%
Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013
Research and Development Expenses
Research and development expenses increased by $1.3 million, or 11.8%, to $11.8 million during the three months ended January 31, 2014 from $10.6 million during the three months ended January 31, 2013. The change was primarily attributable to a $0.6 million increase in personnel costs, primarily due to the increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $0.3 million increase in the cost of third-party engineering and development services and a $0.3 million increase in facility and information technology related expenses. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain relatively consistent for the remainder of fiscal 2014.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.7 million, or 12.9%, to $32.9 million during the three months ended January 31, 2014 from $29.1 million during the three months ended January 31, 2013. The change was primarily related to a $2.8 million increase in personnel costs primarily due to a $2.7 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $0.9 million increase in facility and information technology related expenses. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense as a percentage of revenue to slightly increase for the remainder of fiscal 2014.
General and Administrative Expenses
General and administrative expenses increased by $1.4 million, or 24.7%, to $6.8 million during the three months ended January 31, 2014 from $5.5 million during the three months ended January 31, 2013. The change was principally attributable to a $1.1 million increase in personnel costs associated primarily with increased headcount. This increase included a $0.8 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $0.4 million increase in facility and information technology related expenses. We expect general and administrative expense as a percentage of revenue to remain relatively consistent during the remainder of fiscal 2014.

Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013
Research and Development Expenses
Research and development expenses increased by $2.6 million, or 12.7%, to $23.4 million during the six months ended January 31, 2014 from $20.8 million during the six months ended January 31, 2013. The change was primarily attributable to a $1.3 million increase in personnel costs, which includes a $1.2 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $0.8 million increase in facility and information technology related expenses and a $0.4 million increase in the cost of third-party engineering and development services.
Sales and Marketing Expenses
Sales and marketing expenses increased by $11.2 million, or 20.5%, to $66.0 million during the six months ended January 31, 2014 from $54.7 million during the six months ended January 31, 2013. The change was primarily related to a $8.8 million increase in personnel costs due to increased headcount and a $5.4 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $1.8 million increase in facility and information technology related expenses, a $0.2 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners and a $0.2 million increase in third-party sales and marketing services.
General and Administrative Expenses
General and administrative expenses increased by $2.7 million, or 24.1%, to $13.8 million during the six months ended January 31, 2014 from $11.2 million during the six months ended January 31, 2013. The change was principally attributable to a $2.5 million increase in personnel costs associated primarily with increased headcount. This increase included a $1.5 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $0.7 million increase in facility and information technology related expenses. These increases were partially offset by the $0.8 million decrease in professional, legal, accounting and advisory services fees. Such fees were higher during the first half of fiscal 2013 as a result of the October 2012 secondary offering by certain of our stockholders.
Provision for Income Taxes

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(92)	$629	$(721)	(114.6)%	$452	$826	$(374)	(45.3)%
The income tax benefit for the three months ended January 31, 2014 was $0.1 million, which consisted of a favorable adjustment to the federal income tax recorded in the first quarter of fiscal 2014, partially offset by state and foreign income taxes. The provision for income taxes for the three months ended January 31, 2013 was $0.6 million, which consisted primarily of state and foreign income taxes. The decrease in the provision for income taxes for the three months ended January 31, 2014 compared to the same period in the prior year was principally attributable to our ability to utilize federal net operating loss carry forwards and lower state income tax as a result of lower projected fiscal 2014 taxable income. The provisions for income taxes for the six months ended January 31, 2014 and 2013 were $0.5 million and $0.8 million, which consisted of state and foreign income taxes. The decrease in the provision for income taxes for six months ended January 31, 2014 compared to the same period in the prior year was principally attributable to lower state income tax. We continued to provide a full valuation allowance against our domestic net deferred tax assets. As a result of the utilization of our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.

Liquidity and Capital Resources

	January 31, 2014	July 31, 2013

	(In thousands)
Cash and cash equivalents	$83,030	$69,828
Short-term investments	167,923	139,508
Total cash, cash equivalents and short-term investments	$250,953	$209,336

Working Capital	$194,107	$166,581

	Six Months Ended January 31,
	2014	2013

	(In thousands)
Net cash provided by operating activities	$32,480	$17,762
Net cash used in investing activities	$(33,378)	$(101,609)
Net cash provided by financing activities	$14,100	$11,778
Cash, Cash Equivalents and Short-term Investments
As of January 31, 2014, we had cash, cash equivalents and short-term investments of $251.0 million, including $5.6 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.5 million of money market funds and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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
Cash provided by operating activities of $32.5 million during the six months ended January 31, 2014 was primarily attributable to a net loss of $6.9 million, which was more than offset by non-cash charges of $19.5 million for stock-based compensation, $4.3 million for depreciation and amortization and a $15.4 million cash inflow from the change in our net operating assets and liabilities. The $15.4 million change in our net operating assets and liabilities was primarily the result of a $12.4 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $5.2 million decrease in accounts receivable due to the decrease in billings, and a $1.6 million increase in accounts payable and accrued liabilities, partially offset by a $3.1 million decrease in accrued compensation primarily due to the ESPP purchase during the six months ended January 31, 2014 and a $0.9 million increase in inventory.
    Cash provided by operating activities of $17.8 million during the six months ended January 31, 2013 was primarily attributable to a net loss of $5.6 million, which was more than offset by non-cash charges of $10.5 million for stock-based compensation, $2.9 million for depreciation and amortization and a $10.0 million cash inflow from the change in our net operating assets and liabilities. The $10.0 million change in our net operating assets and liabilities was primarily the result of a $9.5 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $5.5 million increase in other liabilities primarily driven by the collection of leasehold improvement incentives related to our new corporate headquarters and a $1.1 million increase in accrued compensation, partially offset by a $4.8 million increase in accounts receivable due to increased revenue and timing of invoicing and a $1.6 million increase in prepaid expenses, other current assets and other assets primarily due to certain deposits we made related to future purchases of furniture and fixtures and equipment and the receivable from the landlord related to the leasehold improvement incentives associated with our corporate headquarters.
Cash Flows from Investing Activities
The $33.4 million cash used in our investing activities during the six months ended January 31, 2014 was primarily due to $68.8 million in cash used to purchase short-term investments and $3.7 million in cash used for purchases of computer equipment and software and certain leasehold improvements, partially offset by $40.2 million of proceeds from maturities of short-term investments.
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
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended January 31, 2014 and 2013 consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options which amounted to $14.0 million and $11.8 million.
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

Contractual Obligations

There have been no significant changes during the three and six months ended January 31, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
Off-Balance Sheet Arrangements
As of January 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three and six months ended January 31, 2014, we incurred a net loss of $4.4 million and $6.9 million. As a result, we had an accumulated deficit of $119.5 million at January 31, 2014. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our recent growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace or at all.

Our continued business and revenue growth will depend, in part, on our ability to continue to sell our products to new end customers, sell additional products to our existing end customers, introduce new products or enhancements and increase our share of and compete successfully in new, growing markets, and we may fail to do so. For example, during the last month of the second fiscal quarter of 2014, we began to experience challenges in our revenue growth and we anticipate that we will experience a slowing of our revenue growth for the remainder of fiscal 2014. Accordingly, you should not consider our recent growth rate in net revenue as indicative of our future growth.

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

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
▪the timing of sales of our products and services;

▪	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

▪	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

▪	the loss or delay of any anticipated large sales in a given quarterly period.

•	fluctuations in demand for our products and services, including seasonal variations;

▪	the timing of the resale of our products sold to distributors, for which we generally recognize revenue upon reported sell-through;

▪	the mix of our products, services and product solution configurations sold during the period;

▪	the mix of distribution channels through which our products and services are sold;

▪	the rate and discounts at which customers replace obsolete products;

▪	the timing and success of changes in our product offerings or those of our competitors;

▪	changes in our or our competitors' pricing policies or sales terms;

▪	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

▪	our ability to control costs, including the costs of our third-party manufacturers;

▪	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

▪	the timing of costs related to the development or acquisition of technologies or businesses;

▪	our inability to complete or integrate efficiently any acquisitions that we may undertake;

▪	changes in the regulatory environment for our products domestically and internationally;

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

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. In this regard, we have been sued by Versata Software, Inc. for alleged infringement of four of Versata's patents. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a more limited portfolio of issued patents than our major competitors, and therefore may not be able to utilize our intellectual property portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services. We could also be required to seek a license for the use of that intellectual property, which might not be available on commercially acceptable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

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
During three months ended January 31, 2014 and 2013 and six months ended January 31, 2014 and 2013, 37.4%, 40.7%, 36.9% and 39.1% of our net revenue were derived from customers outside of the United States. During three and six months ended January 31, 2014, we experienced slower revenue growth internationally relative to revenue growth in the United States. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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
For example, in January 2013, we introduced new smaller form factor appliance, which is designed for retail locations and which we expect to have lower gross margins. Depending on the volumes of sales of such new appliances and the overall mix of product models in any given quarter, gross margins could be lower which would impact our operating results.

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

A significant portion of our sales is made to certain departments of the U.S. government. Nearly all of these sales are made through resellers. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our net revenue to grow less rapidly or even to decline. For example, it is unclear whether additional U.S. government budget sequestration that may take effect would impact the sales, or the timing of sales, of our products to departments of the U.S. government. The timing of fulfillment under government contracts can also be uncertain. In addition, since in most cases we are unable to fulfill orders from the U.S. government directly, the loss of key reseller relationships could adversely affect our ability to fulfill certain orders from the government until we are able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

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
Based upon beneficial ownership as of January 31, 2014, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 31.9% of our outstanding common stock. These stockholders may be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Infoblox Inc.

Date: March 7, 2014	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.01*	2012 Employee Stock Purchase Plan, as amended
31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
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