Form 10-Q
period 2014-04-30
INFOBLOX INC
filed 2014-06-05
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at May 31, 2014
Common Stock, $0.0001 par value per share	54,499,497

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,668	$69,828
Short-term investments	170,035	139,508
Accounts receivable, net	32,983	38,728
Inventory	5,772	4,478
Deferred tax assets	806	1,354
Prepaid expenses and other current assets	4,746	6,023
Total current assets	306,010	259,919
Property and equipment, net	18,540	18,370
Restricted cash	3,513	3,508
Intangible assets, net	4,713	5,494
Goodwill	33,293	32,726
Other assets	710	443
TOTAL ASSETS	$366,779	$320,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,959	$12,387
Accrued compensation	13,099	12,472
Deferred revenue, net	79,177	68,479
Total current liabilities	106,235	93,338
Deferred revenue, net	31,207	29,693
Deferred tax liability	668	1,055
Other liabilities	6,238	6,821
TOTAL LIABILITIES	144,348	130,907
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 54,327 shares and 51,670 shares issued and outstanding as of April 30, 2014 and July 31, 2013	5	5
Additional paid-in capital	349,293	302,101
Accumulated other comprehensive income (loss)	60	(11)
Accumulated deficit	(126,927)	(112,542)
TOTAL STOCKHOLDERS’ EQUITY	222,431	189,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,779	$320,460

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Net revenue:
Products and licenses	$30,799	$33,596	$98,326	$91,501
Services	30,223	24,439	87,099	70,478
Total net revenue	61,022	58,035	185,425	161,979
Cost of revenue:
Products and licenses	7,119	7,786	22,092	20,726
Services	6,665	4,910	19,119	13,701
Total cost of revenue	13,784	12,696	41,211	34,427
Gross profit	47,238	45,339	144,214	127,552
Operating expenses:
Research and development	12,175	10,976	35,619	31,783
Sales and marketing	34,589	28,138	100,574	82,877
General and administrative	7,839	6,195	21,673	17,346
Total operating expenses	54,603	45,309	157,866	132,006
Income (loss) from operations	(7,365)	30	(13,652)	(4,454)
Other income (expense), net	124	(45)	(80)	(371)
Loss before provision for income taxes	(7,241)	(15)	(13,732)	(4,825)
Provision for income taxes	201	242	653	1,068
Net loss	$(7,442)	$(257)	$(14,385)	$(5,893)

Net loss per share - basic and diluted	$(0.14)	$(0.01)	$(0.27)	$(0.12)

Weighted-average shares used in computing net loss per share - basic and diluted	54,055	49,261	53,485	47,696
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Net loss	$(7,442)	$(257)	$(14,385)	$(5,893)
Other comprehensive income
Unrealized holding gain on short-term investments, net	26	30	71	26
Comprehensive loss	$(7,416)	$(227)	$(14,314)	$(5,867)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,385)	$(5,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	30,139	16,190
Depreciation and amortization	6,556	4,637
Excess tax benefits from employee stock plans	(133)	(641)
Amortization of investment premium	419	265
Other	36	103
Changes in operating assets and liabilities:
Accounts receivable, net	5,745	(6,565)
Inventory	(1,294)	(1,635)
Prepaid expenses, other current assets and other assets	1,215	(1,002)
Accounts payable and accrued liabilities	1,471	1,521
Accrued compensation	627	2,306
Deferred revenue, net	12,198	15,403
Other liabilities	(583)	6,145
Net cash provided by operating activities	42,011	30,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(92,947)	(113,325)
Proceeds from maturities of short-term investments	62,070	17,648
Purchases of property and equipment	(4,699)	(13,944)
Business acquisition	(1,000)	—
Change in restricted cash	—	529
Net cash used in investing activities	(36,576)	(109,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	16,272	17,500
Excess tax benefits from employee stock plans	133	641
Payment of remaining unpaid initial public offering costs	—	(235)
Net cash provided by financing activities	16,405	17,906
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,840	(60,352)
CASH AND CASH EQUIVALENTS—Beginning of period	69,828	156,613
CASH AND CASH EQUIVALENTS—End of period	$91,668	$96,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Restricted stock units issued in connection with business acquisition	$573	$—
Cash paid for income taxes, net	$353	$809
Purchases of property and equipment not yet paid	$320	$1,794
Change in liability due to vesting of early exercised stock options	$48	$204
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of April 30, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of July 31, 2013 was derived from the audited consolidated balance sheet as of July 31, 2013. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2014, our results of operations and comprehensive loss for the three and nine months ended April 30, 2014 and 2013 and cash flows for the nine months ended April 30, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three and nine months ended April 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2014.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no significant changes in our accounting policies during the three and nine months ended April 30, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2013.
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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three and nine months ended April 30, 2014, Exclusive Networks Ltd., a distributor, accounted for 13.1% and 10.7% of our total net revenue. For the three and nine months ended April 30, 2013, Exclusive Networks Ltd. accounted for 11.5% and 11.9% of our total net revenue. Exclusive Networks Ltd. accounted for 13.6% and 11.2% of our total gross accounts receivable as of April 30, 2014 and July 31, 2013. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
Stock options to purchase common stock	3,448	5,584	3,693	6,198
Restricted stock units	1,789	441	1,707	182
Employee Stock Purchase Plan	15	95	115	40

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of April 30, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,898	$—	$—	$5,898
Short-term investments:
U.S. Treasury securities	122,499	74	(18)	122,555
U.S. government agency securities	34,599	13	(12)	34,600
FDIC-backed certificates of deposit	12,880	6	(6)	12,880
Total short-term investments	169,978	93	(36)	170,035
Restricted cash:
U.S. Treasury securities	3,409	3	—	3,412
Total cash equivalents, short-term investments and restricted cash	$179,285	$96	$(36)	$179,345

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of April 30, 2014:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$91,285	$91,329
Due after one year through two years	78,693	78,706
Total	$169,978	$170,035

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at April 30, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,898	$—	$—	$5,898
Short-term investments:
U.S. Treasury securities	122,555	—	—	122,555
U.S. government agency securities	—	34,600	—	34,600
FDIC-backed certificates of deposit	—	12,880	—	12,880
Total short-term investments	122,555	47,480	—	170,035

Restricted cash:
U.S. Treasury securities	3,412	—	—	3,412
Total financial assets	$131,865	$47,480	$—	$179,345

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the nine months ended April 30, 2014.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	April 30, 2014	July 31, 2013

	(In thousands)
Raw materials	$566	$412
Finished goods	5,206	4,066
Total inventory	$5,772	$4,478

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	April 30, 2014	July 31, 2013

	(In thousands)
Deferred revenue:
Products and licenses	$4,839	$7,791
Services	106,670	91,453
Total deferred revenue	111,509	99,244
Deferred cost of revenue:
Products and licenses	370	871
Services	755	201
Total deferred cost of revenue	1,125	1,072
Total deferred revenue, net	110,384	98,172
Less current portion	79,177	68,479
Non-current portion	$31,207	$29,693

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We outsource the production of our hardware products to third-party contract manufacturers and enter into various inventory-related purchase commitments with these contract manufacturers and other suppliers.  Our arrangements with contract manufacturers allow them to procure component inventory on our behalf based on a rolling production forecast we provide to them.  In addition to any finished goods manufactured for us, we are obligated to purchase component inventory that the contract manufacturers procure in accordance with our forecast, unless a notice of order cancellation is given in advance of applicable lead times. As of April 30, 2014, we had $8.1 million in purchase commitments under these arrangements.
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

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of April 30, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

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

We are amortizing the developed technology on a straight-line basis over an estimated useful life of 7 years. Amortization expense for this intangible asset was insignificant for the three and nine months ended April 30, 2014.

The acquisition-related transaction costs which were included in general and administrative expenses during the nine months ended April 30, 2014 in the condensed consolidated statement of operations were insignificant.

The historical financial results of IA were insignificant in relation to our condensed consolidated results of operations. As such, we have not provided additional historical pro forma acquisition information.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
Cost of revenue	$953	$387	$2,617	$1,191
Research and development	1,828	1,145	5,411	3,541
Sales and marketing	5,874	2,956	16,942	8,643
General and administrative	2,019	1,162	5,169	2,815
	$10,674	$5,650	$30,139	$16,190

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
RSUs	$6,740	$1,815	$17,617	$3,690
Stock options	2,996	2,586	9,441	7,445
ESPP	938	1,249	3,081	5,055
	$10,674	$5,650	$30,139	$16,190
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of April 30, 2014:

	As of April 30, 2014	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$63,914	2.94
Stock options	17,163	2.07
ESPP	1,516	0.82
Total unrecognized stock-based compensation balance	$82,593	2.72

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of stock option grants and ESPP purchase rights was estimated at the date of grant and start of the offering period using the following assumptions:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Stock Options:
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.89%	1.06%	1.85%	0.97%
Expected volatility	56%	53%	54%	53%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$11.69	$10.69	$18.64	$9.78
Employee Stock Purchase Plan:
Expected term (in years)	—	—	0.50-2.00	0.50 - 2.00
Risk-free interest rate	—	—	0.09% - 0.38%	0.12% - 0.26%
Expected volatility	—	—	55% - 67%	53% - 58%
Dividend rate	—	—	—%	—%
Weighted average fair value per share	$—	$—	$12.87	$7.07

Under our ESPP, employees purchased approximately 0.2 million shares at an average price per share of $15.26 and 0.3 million shares at an average price per share of $13.60 during the nine months ended April 30, 2014 and 2013.

Stock Option Activity
A summary of the stock option activity under our stock plans during the nine months ended April 30, 2014 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Granted	434	$35.60
Exercised	(1,862)	$6.76
Canceled due to forfeitures	(159)	$15.86
Outstanding as of April 30, 2014	5,076	$12.34	7.12	$45,072
Vested and expected to vest as of April 30, 2014	4,897	$12.04	7.07	$44,330
Vested and exercisable as of April 30, 2014	2,780	$8.07	6.30	$32,304

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity
A summary of the restricted stock unit activity during the nine months ended April 30, 2014 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2013	1,986	$21.15
Granted	1,767	$35.84
Vested	(550)	$21.02
Cancellations due to forfeitures	(166)	$28.57
Outstanding as of April 30, 2014	3,037	$29.29

NOTE 8. INCOME TAXES
The provision for income taxes for each of the three months ended April 30, 2014 and 2013 was $0.2 million, and consisted primarily of state and foreign income taxes.
    The provision for income taxes for the nine months ended April 30, 2014 and 2013 was $0.7 million and $1.1 million, which consisted of state and foreign income taxes. The decrease in the provision for income taxes for the nine months ended April 30, 2014 compared to the same period in the prior year was principally attributable to lower state income tax as a result of lower fiscal 2014 projected taxable income.

For the three and nine months ended April 30, 2014 and 2013, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable, as we realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic net deferred tax assets as of April 30, 2014 and July 31, 2013. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended April 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 9. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
Americas	$38,064	$38,456	$121,710	$105,499
Europe, Middle East and Africa ("EMEA")	15,118	13,129	42,918	39,663
Asia Pacific ("APAC")	7,840	6,450	20,797	16,817
Total net revenue	$61,022	$58,035	$185,425	$161,979
Included within the Americas total in the above table is revenue from sales in the United States of $35.9 million and $36.2 million for the three months ended April 30, 2014 and 2013 and $114.4 million and $99.5 million for the nine months ended April 30, 2014 and 2013. Aside from the United States, no other country comprised more than 10% of our net revenue for the three and nine months ended April 30, 2014 and 2013.

Our property and equipment, net by location is summarized as follows:

	April 30, 2014	July 31, 2013

	(In thousands)
Americas	$18,030	$17,997
APAC	244	224
EMEA	266	149
Total property and equipment, net	$18,540	$18,370

Included within the Americas total in the above table is property and equipment, net in the United States of $18.0 million and $18.0 million as of April 30, 2014 and July 31, 2013.

NOTE 10. SUBSEQUENT EVENT

On May 30, 2014, an alleged class action entitled Paul Ansfield v. Infoblox Inc., et al., No. 5:14-cv-2500-VC, was filed in the United States District Court for the Northern District of California, against us and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our securities between September 6, 2013 and February 10, 2014, and seeks compensatory damages, fees and costs. A similar complaint, purportedly brought on behalf of purchasers of our securities between September 5, 2013 and May 29, 2014, was filed in the same court on June 4, 2014, in an action entitled Safedin Beqaj v. Infoblox Inc., et al., No. 4:14-cv-2564-PJH. The defendants have not yet responded to these complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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
We derive revenue from sales and licensing of our products and sales of our services. We generate products and licenses revenue primarily from sales of perpetual licenses to our software installed on our physical and virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 49.5% and 42.1% of our total net revenue for the three months ended April 30, 2014 and 2013 and was 47.0% and 43.5% of our total net revenue for the nine months ended April 30, 2014 and 2013.
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

Financial Highlights

In the third quarter of fiscal 2014, we saw continued year-over-year growth in total net revenue with significant increases in EMEA and APAC, partially offset by a slight decrease in the Americas. Total net revenue increased 5.1% year-over-year with services increasing by 23.7% while product revenue decreased by 8.3%. From a geographic perspective, year-over-year revenue increased by 15.1% in EMEA and 21.6% in APAC while the Americas decreased by 1.0%. Sequentially, product revenue decreased 2.4% from the prior quarter while services revenue increased by 3.1% and revenue in EMEA and APAC increased 9.4% and 16.7% while the Americas revenue decreased 5.7%. As reflected in our results of operations, the challenges we began to experience in our business during January 2014 continued in the third quarter of fiscal 2014. While we are taking actions to improve our sales execution and growth prospects, we anticipate that we will continue to experience a slowing of our revenue growth for at least two quarters.

During the quarter, we generated $9.5 million in cash flows from operating activities and exited the third quarter with approximately $261.7 million in cash, cash equivalents and short term investments and $110.4 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the nine months ended April 30, 2014, total operating expenses increased by 20.5% compared to the same period in the prior year. As of April 30, 2014, our employee count was 684 representing an increase of 21.3% from April 31, 2013 and was the most significant driver of the increase in costs and operating expenses.

Stock-based compensation expense amounted to $10.7 million and $5.7 million in the three months ended April 30, 2014 and 2013 and was $30.1 million and $16.2 million during the nine months ended April 30, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three and nine months ended April 30, 2014 and 2013.

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
Net revenue:
Products and licenses	$30,799	$33,596	$98,326	$91,501
Services	30,223	24,439	87,099	70,478
Total net revenue	61,022	58,035	185,425	161,979
Cost of revenue(1):
Products and licenses(2)	7,119	7,786	22,092	20,726
Services	6,665	4,910	19,119	13,701
Total cost of revenue	13,784	12,696	41,211	34,427
Gross profit	47,238	45,339	144,214	127,552
Operating expenses:
Research and development(1)	12,175	10,976	35,619	31,783
Sales and marketing(1) (2)	34,589	28,138	100,574	82,877
General and administrative(1)	7,839	6,195	21,673	17,346
Total operating expenses	54,603	45,309	157,866	132,006
Income (loss) from operations	(7,365)	30	(13,652)	(4,454)
Other income (expense), net	124	(45)	(80)	(371)
Loss before provision for income taxes	(7,241)	(15)	(13,732)	(4,825)
Provision for income taxes	201	242	653	1,068
Net loss	$(7,442)	$(257)	$(14,385)	$(5,893)

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Net revenue:
Products and licenses	50.5%	57.9%	53.0%	56.5%
Services	49.5	42.1	47.0	43.5
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.7	13.4	11.9	12.8
Services	10.9	8.5	10.3	8.5
Total cost of revenue	22.6	21.9	22.2	21.3
Gross margin	77.4	78.1	77.8	78.7
Operating expenses:
Research and development(1)	20.0	18.9	19.2	19.6
Sales and marketing(1) (2)	56.7	48.5	54.2	51.1
General and administrative(1)	12.8	10.6	11.8	10.7
Total operating expenses	89.5	78.0	85.2	81.4
Operating margin	(12.1)	0.1	(7.4)	(2.7)
Other income (expense), net	0.2	(0.1)	—	(0.3)
Loss before provision for income taxes	(11.9)	—	(7.4)	(3.0)
Provision for income taxes	0.3	0.4	0.4	0.6
Net loss	(12.2)%	(0.4)%	(7.8)%	(3.6)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
Stock-based compensation:
Cost of revenue	$953	$387	$2,617	$1,191
Research and development	1,828	1,145	5,411	3,541
Sales and marketing	5,874	2,956	16,942	8,643
General and administrative	2,019	1,162	5,169	2,815
Total stock-based compensation	$10,674	$5,650	$30,139	$16,190

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$290	$254	$820	$762
Sales and marketing	327	327	981	981
Total intangible asset amortization expense	$617	$581	$1,801	$1,743
Results of Operations for the Three and Nine Months Ended April 30, 2014 and 2013
The following table presents our net revenue for the three and nine months ended April 30, 2014 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Products and licenses	$30,799	$33,596	$(2,797)	(8.3)%	$98,326	$91,501	$6,825	7.5%
Services	30,223	24,439	5,784	23.7%	87,099	70,478	16,621	23.6%
Total net revenue	$61,022	$58,035	$2,987	5.1%	$185,425	$161,979	$23,446	14.5%

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013
Our net revenue increased by $3.0 million, or 5.1%, to $61.0 million during the three months ended April 30, 2014 from $58.0 million during the three months ended April 30, 2013.
Products and licenses revenue decreased by $2.8 million, or 8.3%, to $30.8 million during the three months ended April 30, 2014 from $33.6 million during the three months ended April 30, 2013. The change was due primarily to decreased sales of our solutions.

Services revenue increased $5.8 million, or 23.7%, to $30.2 million during the three months ended April 30, 2014 from $24.4 million during the three months ended April 30, 2013. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Nine Months Ended April 30, 2014 Compared to Nine Months Ended April 30, 2013
Our net revenue increased by $23.4 million, or 14.5%, to $185.4 million during the nine months ended April 30, 2014 from $162.0 million during the nine months ended April 30, 2013.
Products and licenses revenue increased by $6.8 million, or 7.5%, to $98.3 million during the nine months ended April 30, 2014 from $91.5 million during the nine months ended April 30, 2013. The change was due primarily to increased sales of our higher capacity and higher performance products.
    Services revenue increased $16.6 million, or 23.6%, to $87.1 million during the nine months ended April 30, 2014 from $70.5 million during the nine months ended April 30, 2013. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period.
Gross Profit

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$23,680	$25,810	$(2,130)	(8.3)%	$76,234	$70,775	$5,459	7.7%
Products and licenses gross margin	76.9%	76.8%		0.1	77.5%	77.3%		0.2
Services Gross Profit:
Services gross profit	$23,558	$19,529	$4,029	20.6%	$67,980	$56,777	$11,203	19.7%
Services gross margin	77.9%	79.9%		(2.0)	78.0%	80.6%		(2.6)
Total Gross Profit:
Total gross profit	$47,238	$45,339	$1,899	4.2%	$144,214	$127,552	$16,662	13.1%
Total gross margin	77.4%	78.1%		(0.7)	77.8%	78.7%		(0.9)

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013
Total gross margin during the three months ended April 30, 2014 was 0.7 percentage point lower than the same period in the prior year primarily due to the decrease in our services gross margin. Services gross margin decreased by 2.0 percentage points primarily due to personnel costs which increased at a higher rate than our services revenue.

Nine Months Ended April 30, 2014 Compared to Nine Months Ended April 30, 2013
Total gross margin during the nine months ended April 30, 2014 was 0.9 percentage point lower than the same period in the prior year primarily due to the decrease in our services gross margin. Services gross margin decreased by 2.6 percentage points primarily due to personnel costs which increased at a higher rate than our services revenue.

Operating Expenses

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Research and development	$12,175	$10,976	$1,199	10.9%	$35,619	$31,783	$3,836	12.1%
Sales and marketing	34,589	28,138	6,451	22.9%	100,574	82,877	17,697	21.4%
General and administrative	7,839	6,195	1,644	26.5%	21,673	17,346	4,327	24.9%
Total operating expenses	$54,603	$45,309	$9,294	20.5%	$157,866	$132,006	$25,860	19.6%
Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013
Research and Development Expenses
Research and development expenses increased by $1.2 million, or 10.9%, to $12.2 million during the three months ended April 30, 2014 from $11.0 million during the three months ended April 30, 2013. The change was primarily attributable to a $0.5 million increase in the cost of third-party engineering and development services and a $0.4 million increase in personnel costs mainly due to the increase in stock-based compensation associated with our equity compensation programs. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain relatively consistent for the remainder of fiscal 2014.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.5 million, or 22.9%, to $34.6 million during the three months ended April 30, 2014 from $28.1 million during the three months ended April 30, 2013. The change was primarily related to a $5.7 million increase in personnel costs, which includes a $2.9 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $0.4 million increase in facility and information technology related expenses. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense as a percentage of revenue to slightly increase for the remainder of fiscal 2014.
General and Administrative Expenses
General and administrative expenses increased by $1.6 million, or 26.5%, to $7.8 million during the three months ended April 30, 2014 from $6.2 million during the three months ended April 30, 2013. The change was principally attributable to a $1.3 million increase in personnel costs associated primarily with increased headcount. This increase included a $0.9 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $0.3 million increase in consulting, professional accounting, tax and advisory services associated with our organizational growth. We expect general and administrative expense as a percentage of revenue to remain relatively consistent during the remainder of fiscal 2014.

Nine Months Ended April 30, 2014 Compared to Nine Months Ended April 30, 2013
Research and Development Expenses
Research and development expenses increased by $3.8 million, or 12.1%, to $35.6 million during the nine months ended April 30, 2014 from $31.8 million during the nine months ended April 30, 2013. The change was primarily attributable to a $1.7 million increase in personnel costs mainly due to an increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $0.9 million increase in the cost of third-party engineering and development services and a $0.8 million increase in facility and information technology related expenses.

Sales and Marketing Expenses
Sales and marketing expenses increased by $17.7 million, or 21.4%, to $100.6 million during the nine months ended April 30, 2014 from $82.9 million during the nine months ended April 30, 2013. The change was primarily related to a $14.5 million increase in personnel costs including an $8.3 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $2.2 million increase in facility and information technology related expenses and a $0.3 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners.
General and Administrative Expenses
General and administrative expenses increased by $4.3 million, or 24.9%, to $21.7 million during the nine months ended April 30, 2014 from $17.3 million during the nine months ended April 30, 2013. The change was principally attributable to a $4.1 million increase in personnel costs associated primarily with increased headcount. This increase included a $2.4 million increase in stock-based compensation related to our equity compensation programs.
Provision for Income Taxes

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2014	2013	$	%	2014	2013	$	%

	(Dollars in thousands)
Provision for income taxes	$201	$242	$(41)	(16.9)%	$653	$1,068	$(415)	(38.9)%
The provision for income taxes for the three months ended April 30, 2014 and 2013 was $0.2 million for both periods, and the provision for income taxes for the nine months ended April 30, 2014 and 2013 was $0.7 million and $1.1 million. The provision for income taxes consisted primarily of state and foreign income taxes. The decrease in the provision for income taxes for nine months ended April 30, 2014 compared to the same period in the prior year was principally attributable to lower state income tax as a result of lower projected fiscal 2014 taxable income. We continued to provide a full valuation allowance against our domestic net deferred tax assets. As a result of the utilization of our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.

Liquidity and Capital Resources

	April 30, 2014	July 31, 2013

	(In thousands)
Cash and cash equivalents	$91,668	$69,828
Short-term investments	170,035	139,508
Total cash, cash equivalents and short-term investments	$261,703	$209,336

Working Capital	$199,775	$166,581

	Nine Months Ended April 30,
	2014	2013

	(In thousands)
Net cash provided by operating activities	$42,011	$30,834
Net cash used in investing activities	$(36,576)	$(109,092)
Net cash provided by financing activities	$16,405	$17,906
Cash, Cash Equivalents and Short-term Investments
As of April 30, 2014, we had cash, cash equivalents and short-term investments of $261.7 million, including $7.3 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.5 million of U.S. Treasury securities and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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
Cash provided by operating activities of $42.0 million during the nine months ended April 30, 2014 was primarily attributable to a net loss of $14.4 million, which was more than offset by non-cash charges of $30.1 million for stock-based compensation, $6.6 million for depreciation and amortization and a $19.4 million cash inflow from the change in our net operating assets and liabilities. The $19.4 million change in our net operating assets and liabilities was primarily the result of a $12.2 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $5.7 million decrease in accounts receivable due primarily to lower shipments in the quarter ended April 30, 2014, a $1.5 million increase in accounts payable and accrued liabilities and a $1.2 million decrease in prepaid expenses, other current assets and other assets, partially offset by a $1.3 million increase in inventory primarily due to an increase in inventory at our international depots.
    Cash provided by operating activities of $30.8 million during the nine months ended April 30, 2013 was primarily attributable to a net loss of $5.9 million, which was more than offset by non-cash charges of $16.2 million for stock-based compensation, $4.6 million for depreciation and amortization and a $16.2 million cash inflow from the change in our net operating assets and liabilities. The $16.2 million change in our net operating assets and liabilities was primarily the result of a $15.4 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $6.1 million increase in other liabilities primarily driven by the collection of leasehold improvement incentives related to our new corporate headquarters, a $2.3 million increase in accrued compensation and a $1.5 million increase in accounts payable and accrued liabilities, partially offset by a $6.6 million increase in accounts receivable due to increased revenue and timing of invoicing, a $1.6 million increase in inventory for our future shipments and a $1.0 million increase in prepaid expenses, other current assets and other assets.
Cash Flows from Investing Activities
The $36.6 million cash used in our investing activities during the nine months ended April 30, 2014 was primarily due to $92.9 million in cash used to purchase short-term investments, $4.7 million in cash used mainly for purchases of computer equipment and software and certain leasehold improvements and $1.0 million cash used in the IA acquisition, partially offset by $62.1 million of proceeds from maturities of short-term investments.
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
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended April 30, 2014 and 2013 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $16.3 million and $17.5 million.
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

Contractual Obligations

As of April 30, 2014, we had $8.1 million in purchase commitments with our third-party contract manufacturers. There have been no other significant changes during the three and nine months ended April 30, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
Off-Balance Sheet Arrangements
As of April 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer (chief executive officer, or CEO), and principal financial officer (chief financial officer, or CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Intellectual Property Litigation

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

Securities Litigation

On May 30, 2014, an alleged class action entitled Paul Ansfield v. Infoblox Inc., et al., No. 5:14-cv-2500-VC, was filed in the United States District Court for the Northern District of California, against us and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our securities between September 6, 2013 and February 10, 2014, and seeks compensatory damages, fees and costs. A similar complaint, purportedly brought on behalf of purchasers of our securities between September 5, 2013 and May 29, 2014, was filed in the same court on June 4, 2014, in an action entitled Safedin Beqaj v. Infoblox Inc., et al., No. 4:14-cv-2564-PJH. The defendants have not yet responded to these complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three and nine months ended April 30, 2014, we incurred a net loss of $7.4 million and $14.4 million. As a result, we had an accumulated deficit of $126.9 million at April 30, 2014. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our recent growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace or at all.

Our continued business and revenue growth will depend, in part, on our ability to continue to sell our products to new end customers, sell additional products to our existing end customers, introduce new products or enhancements and increase our share of and compete successfully in new, growing markets, and we may fail to do so. For example, the challenges we began to experience during the last month of the second quarter of fiscal 2014 continued in the third quarter of fiscal 2014, and we anticipate that we will continue to experience a slowing of our revenue growth for at least two quarters. Accordingly, you should not consider our recent growth rate in net revenue as indicative of our future growth.

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

Since large sales may have a significant impact on our results from time to time, our quarterly results are subject to wide fluctuations.

We expect that any relatively large sales that we may receive from time to time in the future would have a significant impact on our product and licenses revenues in the quarter in which we recognize revenues from these sales. Large sales make our net revenues and operating results more likely to vary from quarter to quarter because the number of large sales we receive is expected to vary from period to period. The loss of any particular large sale in any period could be significant. As a result, our operating results could suffer if any large sales are delayed or cancelled in any future period.

If we are unable to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, results of operations and competitive position could suffer.
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we introduced our Advanced DNS Protection in January 2014. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets. We typically make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to manage successfully the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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
During three months ended April 30, 2014 and 2013 and nine months ended April 30, 2014 and 2013, 41.1%, 37.5%, 38.3% and 38.5% of our net revenue were derived from customers outside of the United States. During three and nine months ended April 30, 2014, we experienced slower revenue growth in the United States relative to revenue growth internationally. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception. If we continue to develop and expand our security related products and services, some or all of these products may be subject to more restrictive export and import requirements than our historic products, which would require additional administration and could result in limiting our ability to offer our products and services in some countries or to some end customers. If we were to fail to comply with United States export licensing, United States Customs regulations and import regulations, United States economic sanctions and other countries' import and export laws, we could be subject to substantial civil and criminal penalties, including fines against us and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay of product launches. In addition, various countries regulate the import of certain encryption technology, including import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Changes in our products or changes in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, following a recent period of volatility in the trading price of our common stock, alleged class actions were filed beginning on May 30, 2014 against us and two of our officers. We may be the target of this type of litigation in the future.

The outcome of securities class actions is difficult to predict. Plaintiffs in these matters may seek recovery of very large or indeterminate amounts. The monetary and other impact of these actions may remain unknown for substantial periods of time. Accordingly, litigation of this type against us could result in substantial costs to defend or settle these matters and divert our management’s attention and resources, which could seriously harm our business.

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
Based upon beneficial ownership as of April 30, 2014, our current directors, executive officers, holders of more than 5% of our common stock and their respective affiliates will, in the aggregate, beneficially own approximately 25.8% of our outstanding common stock. These stockholders may be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Infoblox Inc.

Date: June 5, 2014	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
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