Form 10-K
period 2014-07-31
INFOBLOX INC
filed 2014-09-25
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014
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

Large accelerated filer  ☒          Accelerated filer   ☐
Non-accelerated filer    ☐  (Do not check if a smaller reporting company)      Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.3 billion, based upon the closing sale price of such stock on the New York Stock Exchange reported on January 31, 2014. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of August 31, 2014, 55,115,220 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders to be filed subsequent to the date hereof are incorporated by reference in Items 10 - 14 of Part III of this Form 10-K. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended July 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
General

Infoblox Inc. (together with its subsidiaries, “we” or “our”) is a leader in network control, network automation and domain name system (DNS) security though appliance-based solutions that enable and secure dynamic networks and next-generation data centers. Our solutions combine real-time IP address management, automation of key network control, change and configuration management processes and DNS based infrastructure security in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. In addition, our solutions use our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture.

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

Our Products

We offer integrated solutions that enable information technology (IT) organizations to automate tasks and control critical functions in their networks. These functions include delivering critical network protocol services such as DNS, dynamic host configuration protocol (DHCP), IP Address Management (IPAM); Network Change and Configuration Management, and network infrastructure security. Infoblox solutions run on a range of purpose-built physical and virtual servers, or appliances, that provide varying levels of performance suitable for different customer needs. Our appliances can be deployed on a stand-alone basis or in combination and by utilizing our patented, Grid architecture - these appliances can all be managed as one system, with a single data repository and unified management console. Our virtual appliances can either run on proprietary third party hardware platforms (certain models of Cisco Systems, Inc. and Riverbed Technology, Inc.) or operate on virtual machine platforms including VMware ESXi, Microsoft Hyper-V and Citrix XenServer. Infoblox virtual appliances are designed to approximate their physical counterparts in functionality, scalability and performance.

We offer four product families: (1) Core Network Services, (2) Infrastructure Security, (3) Cloud Network Automation, and (4) Network Change and Configuration Management. As stated above, these products run on a range of purpose built physical and virtual appliances.

Core Network Services

The Core Network Services product family enables automated layer-2 layer-3 network discovery and real time protocol delivery including: DNS, DHCP, and IPAM, which we refer to as "DDI." These services are critical to modern networks and our solutions make these services centrally manageable, with high-performance and high resiliency making them suitable for enterprise customer needs.

The components of our Core Network Services product family, which can be purchased separately from each other, are Trinzic DDI, Network Insight, IPAM for Microsoft, Trinzic Reporting, Load Balancer Manager.

Trinzic DDI. Our Trinzic DDI product is an appliance that is designed to ensure the continuous secure operation of critical network services. Trinzic DDI uses our proprietary software, which automates the routine, repetitive and time-consuming manual tasks associated with deploying and managing DNS, DHCP and IP address management and thus facilitates continuous and dynamic network availability for mission-critical business processes. A Trinzic DDI appliance can be used in a standalone configuration or combined with other appliances using our Grid technology to view and manage through a web-based management interface to support complex networks that can scale to thousands of Trinzic appliances and millions of IP addresses.

Network Insight. Network Insight delivers visibility and control to network administrators. Network Insight automatically and continuously discovers all networks and devices on those networks and stores that information in a central repository. In addition to automated discovery, Network Insight delivers switch port inventory and control, enabling network administrators to provision and control switch port resources and monitor all IP resources under management. This tool saves time and reduces errors associated with manual entry of data.

IPAM for Microsoft. IPAM for Microsoft provides a single, web-based management interface for the centralized management of Microsoft DNS, DHCP and multiple IP address pools without any installation of software on Microsoft servers. When implemented together with our Trinzic DDI product, IPAM for Microsoft permits network-wide management of Infoblox DDI appliances and Microsoft servers from a single point of control.

Trinzic Reporting. Trinzic Reporting integrates into the Infoblox Grid and works directly with other Infoblox appliances, providing visibility through reporting, trending analysis, and tracking of real-time network data. Users can report on network utilization, isolate performance problems, implement DHCP and DNS capacity planning and identify and report on malware and Advanced Persistent Threat (APT) security threat activity. Trinzic Reporting automates time-consuming manual tasks associated with collecting, tabulating and correlating data through our single point of control. All of the data collection and processing is performed on a separate reporting appliance, eliminating load and performance impact on the protocol serving DDI appliances.

Load Balancer Manager. Load Balancer Manager enables network administrators to manage their DNS infrastructure as well as their F5 Networks Big IP Global Traffic Managers centrally from a single point of control. Administrators do not need to log into individual F5 appliances and set configurations separately.

Infrastructure Security

The Infrastructure Security product family includes Advanced DNS Protection and DNS Firewall which enable customers to protect their DNS infrastructure from cyber-attacks and detect and block DNS queries to botnet and malware domains respectively.

Advanced DNS Protection. Advanced DNS Protection is an appliance that is designed to protect the customer network from cyber attacks by using threat intelligence to distinguish malicious DNS traffic (attack traffic) from legitimate DNS traffic and to block the malicious queries while responding to legitimate queries. This helps to prevent the appliance from being overwhelmed by attack traffic and enables the organization to continue to deliver network services while under attack. Reporting provides real-time information about the attack giving security teams information they can use to remediate the attack. A real-time threat intelligence feed keeps the appliance updated on the latest DNS attack patterns so the protection evolves as the threat patterns change.

DNS Firewall. The DNS Firewall helps organizations detect and protect from malware and APTs that might reside inside the customer network. This product uses a live reputational feed of the latest known malware domains enabling the DNS server to create a “black list” of malicious domains and block queries to those domains. This prevents malware and APT “call backs” to botnet controllers and helps IT security teams to identify the infected end-points that made the query request. DNS Firewall is fully integrated with the Infoblox DDI product and can be managed from the same interface.

Cloud Network Automation

The Cloud Network Automation product family includes IPAM Plug-In for VMware and IPAM for Microsoft System Center Orchestrator enable our customers to automate key network provisioning and control functions in private cloud deployments, which otherwise would require significant human resources and time.

These solutions automate network provisioning and control functions for private clouds by integrating with multi-vendor cloud orchestration technologies. When virtual machines are created, these solutions automatically detect the new virtual machines and assign IP addresses to them and automatically create appropriate DNS entries. As the virtual machines are de-provisioned, the Infoblox solutions automatically de-provision the IP addresses and update the DNS records. This automation saves time and reduces errors associated with manual entry of data. Currently, Infoblox delivers supported integrations with VMware and Microsoft cloud orchestration technologies. Several vendors have created their own integrations with the Infoblox solution including CA Technologies, Inc., Hewlett-Packard Company, Cisco Systems, Inc., BMC Software, Inc., and Elastic Box, Inc.

Network Change and Configuration Management

The Network Change and Configuration Management product family includes NetMRI and Automation Change Manager and Security Device Controller which automate the process handling complex network configuration management. Our solutions discover network devices, capture all configuration information in a centralized repository and enable automated change management including change tracking, change deployment and roll-backs, and compliance validation.

The components of this family, which can be purchased independently, are NetMRI, Automation Change Manager, and Security Device Controller.

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

Security Device Controller. Infoblox Security Device Controller enables access policy management and automates provisioning of ACLs and rules for multi-vendor network switches, routers, firewalls and security devices.

All of the above solutions are designed with manageability and ease of use in mind - to reduce human labor and streamline operations, helping deliver reliable, dynamic, and secure networks that are cost-effective to manage and easy to use.

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

Technology

Our proprietary technology and approach to system architecture are key differentiators of our solutions. These include the Infoblox Grid technology, Secure DNS, and Cloud Network Automation. The Grid technology delivers single point of management and a single consolidation for critical network data including layer-2 layer-3 network device information, IPAM data and protocol data (DNS, DHCP). This data resides in our real-time distributed network database.

Our solutions provide dynamic templates and a library of network device configurations and rules that enable organizations to automate network control and reduce data entry tasks for network control. In addition, our solution allows end customers to collect, record and maintain information about their networks and use that information to automate the configuration of their network infrastructure.

Technology Partners

We work with a variety of technology alliance partners to engineer and integrate our solutions. This enables us to better support our customers’ multi-vendor environments and deliver useful functionality. Our current technology partners include, but are not limited to, Cisco Systems, Inc., F5 Networks, Inc., FireEye, Inc., Juniper Networks, Inc., Microsoft Corporation, Riverbed Technology, Inc., and VMware, Inc. From time to time, we also engage these partners in joint go-to-market activities.

Customers
We sell our network control solution primarily through channel partners to end customers of various sizes-from small businesses to large enterprises-and across a broad range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. As of July 31, 2014, we had shipped appliances for deployment to approximately 7,500 end customers worldwide. For the year ended July 31, 2014 and 2013, Exclusive Networks, a distributor, accounted for 10.5% and 11.5% of our total net revenue. No single end customer, distributor or channel partner accounted for more than 10% of our net revenue in 2012.

Sales and Marketing
We sell our products and services primarily through our channel partners, including distributors, integrators, managed service providers and value-added resellers (VARs), in the United States and internationally; however, sales to large service providers in North America are made directly by our field sales force. Our channel sales model allows us to leverage our field sales force. Our VARs, distributors and system integrators perform product and service fulfillment. Channel partners also provide various levels of support services required by our end customers. In some cases, we coordinate our marketing efforts and spending with VARs.

Our marketing activities consist primarily of advertising, web marketing, technology conferences, trade shows, seminars and events, public relations, demand generation and direct marketing to build our brand, increase end customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.

Research and Development

We believe our future success depends on our ability to develop new products and features that address the rapidly changing technology needs of our markets. We operate a flexible research and development model that relies upon a combination of in-house staff and offshore contractors to develop and enhance our products cost-effectively. Our in-house and outsourced engineering personnel are responsible for the research, design, development, quality, documentation, support and release of our products. Our primary engineering center is located in Santa Clara, California, with additional groups located in Annapolis, Maryland; Burnaby, Canada; and Paris, France. Our research and development expenses were $49.3 million, $43.1 million and $36.6 million in 2014, 2013 and 2012.

Manufacturing

We design our products and develop our software internally. We subcontract the manufacturing of substantial majority of our appliance models to Flextronics Telecom Systems, Ltd., an affiliate of Flextronics International Ltd., which purchases components from our approved list of suppliers and builds hardware appliances according to our specifications. Our outsourcing activity extends from prototypes to full production and includes activities such as material procurement, installation of our software, and final assembly and testing. Once the completed products are manufactured and tested, our third-party manufacturers ship them either to our channel partners for delivery and installation or to our end customers for installation.

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

We compete primarily with large technology companies, such as BMC Software, Inc., EMC Corporation, Hewlett-Packard Company and International Business Machines Corporation, legacy telecommunication equipment providers, such as Alcatel-Lucent and British Telecom, and specialized technology providers, such as BlueCat Networks, Inc., Efficient IP, Inc. and Nominum, Inc. We could also face competition from new market entrants, some of which might be our current technology partners. In addition, we seek to replace legacy network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

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

Intellectual Property

Our success and ability to compete are substantially dependent upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, end customers, VARs, distributors, system integrators and others to protect our intellectual property rights. As of July 31, 2014, we had 48 patents issued in the United States and 7 patents issued in foreign jurisdictions. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. We also had 26 patent applications pending for examination in the United States and 3 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 12 of Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended July 31, 2014, 2013 and 2012 and our total assets as of July 31, 2014 and 2013, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

As of July 31, 2014, we employed 691 people, including 149 in research and development and manufacturing operations, 451 in sales and marketing and customer support, and 91 in general and administrative functions. None of our domestic employees are represented by a labor union. In several foreign jurisdictions, including Canada, France, Belgium, Italy and Spain, our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We also use a significant number of contractors in Belarus, India and Thailand to assist us with product engineering and support. We have not experienced any work stoppages, and we consider our relations with our employees and other personnel to be good.
Executive Officers and Significant Employee of the Registrant

The following sets forth certain information with regard to our executive officers and chief technology officer as of September 15, 2014:

Name	Age	Position
Robert D. Thomas	65	President, Chief Executive Officer and Director
Stuart M. Bailey	43	Chief Technology Officer
Remo E. Canessa	56	Chief Financial Officer
Scott J. Fulton	45	Executive Vice President, Products
David N. Gee	47	Executive Vice President, Marketing
Sohail M. Parekh	51	Executive Vice President, Engineering

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

Remo E. Canessa has served as our chief financial officer since October 2004. Prior to joining our Company, he served as chief financial officer and corporate secretary of NetScreen Technologies, Inc. from July 2001 to April 2004, when it was acquired by Juniper Networks, Inc. From December 1998 to July 2001, Mr. Canessa served as vice president of finance, chief financial officer and treasurer of Bell Microproducts, Inc., a computer equipment distribution company, where he had previously served for five years in various financial capacities. He holds a B.A. degree in economics from the University of California, Berkeley and an M.B.A. from the Santa Clara University and is a certified public accountant. Since September 2013, Mr. Canessa has served as the chairman of the Audit Committee of the Board of Directors of Aerohive Networks, Inc., a cloud-managed mobile networking platform provider.

Scott J. Fulton has served as our executive vice president, products since March 2014. From November 2007 to October 2013, he served as the vice president and general manager of the cloud management business at BMC Software, Inc., a provider of IT management solutions. From August 1996 to November 2007, he worked in Hewlett–Packard’s software business, most recently serving as Senior Director with general management responsibilities for the IT Operations product lines and the India R&D Center. He holds a B.A. degree in economics from University of Michigan and an M.B.A. from UC Davis.

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
Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During 2014, we incurred a net loss of $23.9 million. As a result, we had an accumulated deficit of $136.5 million at July 31, 2014. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

We expect that any relatively large sales that we may receive from time to time in the future would have a significant impact on our product and licenses revenues in the quarter in which we recognize revenues from these sales. Large sales make our net revenues and operating results more likely to vary from quarter to quarter because the number of large sales is expected to vary from period to period. The loss of any particular large sale in any period could be significant. As a result, our operating results could suffer if any large sales are delayed or cancelled in any future period.

If we are unable to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, results of operations and competitive position could suffer.
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we introduced our Advanced DNS Protection in January 2014. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets. We typically make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to successfully manage the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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

Our end customers expect timely introduction of new products and enhancements to respond to new feature requests. Since developing new products or new versions of, or add-ons to, our existing products is complex, the timetable for their commercial release is difficult to predict and may vary from historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as our end customers require or expect. If we do not respond to the rapidly changing needs of our end customers by developing and introducing new and effective products on a timely basis, features, upgrades and services that can respond adequately to their needs, our competitive position, business and growth prospects will be harmed.

Sales of our Trinzic™ DDI family of products generate most of our products and licenses revenue, and if we are unable to continue to grow sales of these products, our operating results and profitability will suffer.
Historically, we have derived substantially all of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect to continue to derive the significant majority of our products and licenses revenue from sales of our Trinzic DDI family of products for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. If we fail to deliver product enhancements, new releases or new products that meet the needs of our end customers, it will be more difficult for us to succeed. In addition, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

The demand for our network control solution and related services may not grow as we expect.
The demand for network control depends upon the increasing size and complexity of networks, which may be driven by the rapid growth of new network-connected devices and applications, the adoption of IPv6 and the proliferation of virtualization and cloud computing. The market for network control products has increased in recent years as organizations have deployed more devices and applications on their networks and increased the number of virtual machines in use. Our business plan assumes that the demand for network control will increase based on the foregoing factors. Ultimately, however, the factors driving demand for network control may not develop as quickly as we anticipate, or at all, and the growth of our business and results of operations may be adversely affected.

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
The network control market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. For example, in order to be competitive, our solution must be capable of operating with and managing an ever increasing array of network devices and an increasingly complex network environment. In some cases, the ability of our solution to interoperate with and manage third-party devices may require licenses from the device manufacturers or other third parties, and we may not be able to obtain necessary licenses on acceptable terms or at all. In addition, our solution must be compatible with industry standards for networks. As new networking devices are introduced and standards in the networking market evolve, we may be required to modify our products and services to make them compatible with these new devices and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or to introduce new products and services in response to that competitive pressure. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these shifts in the competitive landscape successfully, our business and operating results could be materially harmed.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase network control products, such as the solution we sell. End customers often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. The length of our products’ sales cycles typically ranges from three to twelve months but can be more than eighteen months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer makes a decision to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel. Even after an end customer makes a purchase, there may in some cases be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our net revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

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
Since our inception in 1999 we have been creating products for the developing and rapidly evolving market for network control. Our initial products were appliances that supported reliable connectivity to networks. We have expanded our product focus through internal development and acquisitions of products and technologies. Acquisitions of this kind may cause uncertainties related to their integration into our business. In addition, we may have difficulty in our business and financial planning because of the developing nature of the markets in which we operate and the evolving nature of our business. Because we depend in part on market acceptance of our products, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if our business and market were more mature and stable.

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

A significant majority of our net revenue is generated from sales through our channel partners, including third-party distributors, integrators, managed service providers and VARs, that market or sell networking equipment, software and other products and services to end customers. We expect these channel partners to continue to have a similar impact on our net revenue for the foreseeable future, as we invest in and expand our channel relationships, particularly those with large managed service providers. Accordingly, our future growth will depend in part on our channel partners’ ability to market and sell our products and services. In general, our contracts with our channel partners do not contain minimum purchase commitments and allow them to exercise significant discretion regarding the promotion of our products and services, meaning our channel partners could cease to sell our products and services, choose to market, sell and support products and services that are competitive with ours or choose to devote more resources to the marketing, sales and support of those competitive products. As a result, our net revenue would decrease if our competitors were effective in providing incentives to existing and potential channel partners to favor their products over ours or to prevent or reduce sales of our products. Our net revenue might also be negatively affected by our failure to hire and retain sufficient qualified sales personnel internally since our channel partners depend on significant support from our internal sales personnel. Even if our channel partners actively and effectively promote our products and services, there can be no assurance that their efforts will result in growth of our net revenue. In addition, to the extent we fail to attract, train and maintain a sufficient number of high-quality channel partners, our business, operating results and financial condition could be materially and adversely affected. Recruiting and retaining qualified channel partners, particularly large managed service providers, is difficult. Training new channel partners regarding our technology and products requires significant time and resources, and it may take several months or more to achieve significant sales from new channel partners. We may also change our channel distribution model in one or more regions, such as by adding a distribution tier to our sales channel in North America to support our VARs, such change might not improve our channel partners’ effectiveness and could result in decreases to our gross margins and declining profitability. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support these channels, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. In addition, a large portion of our employee base is substantially vested in significant stock options and restricted stock units, and their ability to exercise those options and sell their stock might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

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

Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing.     We have experienced transitions among our executive officers, including the planned departure of our President and Chief Executive Officer once his successor is appointed and the announced departure of our Executive Vice President, Worldwide Field Operations. The Board has engaged an executive search firm to assist in the process of contacting and evaluating Chief Executive Officer candidates.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During 2014, 2013 and 2012, 38.1%, 38.3% and 40.6% of our net revenue were derived from customers outside of the United States. During 2014, revenue from customers in the United States grew 11.5% year-over-year while revenue generated internationally grew 10.7% year-over-year. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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
Depending on the overall mix of product models in any given quarter, gross margins could be lower which would impact our operating results.

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

•
the timing of our annual training for the entire sales force in our first fiscal quarter, which, combined with fourth quarter sales, can potentially cause our first fiscal quarter to be seasonally weak, and

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate New York Stock Exchange, or NYSE, listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results may be adversely affected, which could cause our operating results to fall below market expectations and our stock price to decline. Significant estimates, assumptions and judgments used in preparing our consolidated financial statements include those related to revenue recognition, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other long-lived assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts and sales returns and valuation of inventory.

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, following the volatility in the trading price of our common stock in fiscal 2014, alleged class actions were filed beginning on May 30, 2014 against us and two of our officers. We may be the target of this type of litigation in the future. The outcome of securities class actions is difficult to predict. Plaintiffs in these matters may seek recovery of very large or indeterminate amounts. The monetary and other impact of these actions may remain unknown for substantial periods of time. Accordingly, litigation of this type against us could result in substantial costs to defend or settle these matters and divert our management’s attention and resources, which could seriously harm our business.

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

We also lease approximately 15,000 square feet of space for development activities in Annapolis, Maryland under a lease that expires in June 2017. We lease additional facilities for development activities in Canada and France and marketing and sales support offices in Belgium, Japan, Netherlands and United Kingdom.

We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Ansfield v. Infoblox Inc., et al., Case No. 3:14-cv-02500-VC (N.D. Cal.); Beqaj v. Infoblox Inc., et al., Case No. 3:14-cv-02564-VC (N.D. Cal.); and Achey, et al. v. Infoblox Inc., et al., Case No. 3:14-cv-02644-VC (N.D. Cal.).  Beginning on May 30, 2014, the first of three putative securities class action suits was filed in the United States District Court for the Northern District of California against the Company and two of its officers.  These suits, which have been deemed to be related cases, allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company’s financial results, business, operations and prospects.  The various suits assert claims covering the period from September 5, 2013 through May 29, 2014, are purportedly brought on behalf of purchasers of the Company's securities during that period, and seek compensatory damages, interest, costs and expenses, as well as equitable or other relief.  On July 29, 2014, various members of the putative class filed motions for appointment as lead plaintiff(s) and approval of lead counsel, and also moved for consolidation of the various actions. On September 25, 2014, the lead plaintiffs were appointed and the suits consolidated.  The defendants do not need to respond to any of the existing complaints.  Instead, the lead plaintiffs will be permitted to file an amended consolidated complaint and defendants will thereafter respond to that amended pleading. No discovery has yet occurred; pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings are stayed until and unless a motion to dismiss is denied (or until defendants choose to answer rather than filing a motion to dismiss).  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against Infoblox in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. In December 2013, we filed a motion to dismiss the Action. A hearing was held on the motion in August 2014 and the parties are awaiting the ruling on the motion. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange under the trading symbol “BLOX” since April 20, 2012.
The following table sets forth the high and low per share prices for our common stock as reported on the New York Stock Exchange:

	Fiscal 2014		Fiscal 2013
	Low	High	Low	High
Fourth quarter	$11.91	$20.58	$20.51	$33.17
Third quarter	$17.19	$33.54	$18.60	$22.90
Second quarter	$29.29	$45.50	$13.95	$19.92
First quarter	$31.86	$48.07	$16.61	$23.92

Holders of Common Equity

As of August 31, 2014, there were approximately 207 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
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
Performance Measurement Comparison of Shareholder Return
The following graph shows a comparison from April 20, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through July 31, 2014 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NYSE Composite Index and the NYSE Technology, Media and Communications (NYSE TMT) Index. Such returns are based on historical results and are not intended to suggest future performance.

	Apr. 20, 2012	Q3-12	Q4-12	Q1-13	Q2-13	Q3-13	Q4-13	Q1-14	Q2-14	Q3-14	Q4-14
Infoblox Inc.	$100.00	$95.77	$98.64	$77.98	$88.50	$103.80	$153.52	$208.69	$164.69	$92.11	$56.90
NYSE Composite	$100.00	$101.22	$98.80	$103.95	$113.03	$119.47	$123.94	$129.85	$129.99	$139.46	$141.71
NYSE TMT	$100.00	$102.20	$101.15	$102.60	$109.95	$114.48	$115.91	$122.63	$122.37	$128.81	$136.76

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of our common stock were repurchased during the fourth quarter of 2014.

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

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended July 31, 2014, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year Ended July 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)

	(In thousands, except per-share amounts)
Net revenue	$250,340	$225,044	$169,246	$132,835	$102,168
Cost of revenue	$55,798	$48,253	$37,120	$28,839	$21,953
Gross profit	$194,542	$176,791	$132,126	$103,996	$80,215
Operating expenses	$217,522	$179,929	$138,646	$107,826	$71,859
Income (loss) from operations	$(22,980)	$(3,138)	$(6,520)	$(3,830)	$8,356
Income (loss) before provision for income taxes	$(22,998)	$(3,756)	$(7,466)	$(4,520)	$7,999
Provision for income taxes	$919	$650	$744	$802	$1,011
Net income (loss)	$(23,917)	$(4,406)	$(8,210)	$(5,322)	$6,988
Net income (loss) attributable to common stockholders (6):
Basic	$(23,917)	$(4,406)	$(8,210)	$(5,322)	$101
Diluted	$(23,917)	$(4,406)	$(8,210)	$(5,322)	$124
Net income (loss) per share attributable to common stockholders - basic and diluted (6):	$(0.45)	$(0.09)	$(0.40)	$(0.54)	$0.01
Weighted-average shares used in computing net income (loss) per-share attributable to common stockholders (6):
Basic	53,581	48,494	20,563	9,933	7,768
Diluted	53,581	48,494	20,563	9,933	10,281

(1) Includes certain significant pre-tax items, such as stock-based compensation of $41.0 million, and intangible asset amortization expense of $2.4 million.
(2) Includes certain significant pre-tax items, such as stock-based compensation of $22.1 million, and intangible asset amortization expense of $2.3 million.
(3) Includes certain significant pre-tax items, such as stock-based compensation of $10.7 million, and intangible asset amortization expense of $2.9 million.
(4) Includes certain significant pre-tax items, such as stock-based compensation of $5.1 million, and intangible asset amortization expense of $3.3 million.
(5) Includes certain significant pre-tax items, such as stock-based compensation of $2.7 million, and intangible asset amortization expense of $1.0 million.
(6) Please see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the explanation of the calculations of our basic and diluted net income (loss) per share.

Consolidated Balance Sheet Data

	As of July 31
	2014	2013	2012	2011	2010

	(In thousands)
Cash and cash equivalents	$78,535	$69,828	$156,613	$42,207	$27,390
Short-term investments	$191,316	$139,508	$—	$—	$—
Working capital	$209,313	$166,581	$113,642	$9,256	$4,158
Total assets	$380,568	$320,460	$242,983	$120,017	$91,204
Deferred revenue, net - current and long-term	$116,113	$98,172	$76,667	$61,999	$42,749
Convertible preferred stock	$—	$—	$—	$107,506	$107,506
Stockholders’ equity (deficit)	$229,296	$189,553	$142,075	$(69,032)	$(69,999)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview
Infoblox Inc. (together with its subsidiaries, “we” or “our”) is a leader in network control, network automation and domain name system (DNS) security though appliance-based solutions that enable and secure dynamic networks and next-generation data centers. Our solutions combine real-time IP address management, automation of key network control, change and configuration management processes and DNS based infrastructure security in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. In addition, our solutions use our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture.

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. In 2014, 2013 and 2012, services revenue was 47.9%, 43.0% and 43.9% of our net revenue in the respective years.

We sell our products and services to enterprises and government entities primarily through our channel partners, including distributors, systems integrators, managed service providers and value-added resellers in the United States and internationally. We also have a direct field sales force that sells our solutions directly to certain end customers, and typically works closely with our channel partners in all phases of initial sales of our products and services.

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy platforms with more automated solutions. In addition, we believe the cyber-threat landscape and new attacks on DNS and exfiltration of data via DNS have created a significant security opportunity and a greater need for our products. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to network control solutions.  Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners.  Since our prior results have benefitted from our success at selling more complex and higher performance configurations of our product solutions, which generally result in higher value per product sold, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve these growth objectives, we intend to continue to invest for long-term growth by, among other things, expanding our field sales force, our channel and technology partnerships and our programs to market our solutions. In addition, we expect to continue to invest in research and development and selective acquisitions in order to expand the capabilities of our solutions. We expect that our operating results will be impacted by the timing and size of these investments over the next few quarters.

Financial Highlights

We saw continued year-over-year growth in total net revenue and across all geographies despite the challenges we experienced in our sales execution in fiscal 2014. Total net revenue increased 11.2% year-over-year with services revenue increasing by 23.9% and product revenue by 1.7%. From a geographic perspective, year-over-year revenue increased by 11.8% in the Americas, 7.7% in EMEA and 16.1% in APAC. While we saw increases in our net revenue, our operating losses increased in fiscal 2014, primarily due to continued investments in headcount and infrastructure to grow the business, which exceeded our revenue growth.

During fiscal 2014, we generated $46.3 million in cash flows from operating activities and exited the year with $269.9 million in cash, cash equivalents and short term investments and $116.1 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the year ended July 31, 2014, total operating expenses increased by 20.9% compared to the same period in the prior year. As of July 31, 2014, our employee count was 691 representing an increase of 14.6% from July 31, 2013 and was the most significant driver of the increase in costs and operating expenses.
Stock-based compensation expense amounted to $41.0 million and $22.1 million during the years ended July 31, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Key Metrics of Our Business

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key financial metrics include the following:

	Year Ended July 31,
	2014	2013	2012

	(Dollars in thousands)
Net revenue	$250,340	$225,044	$169,246
Deferred revenue, net (end of year)	$116,113	$98,172	$76,667
Change in deferred revenue, net	$17,941	$21,505	$14,668
Gross margin	77.7%	78.6%	78.1%
Loss from operations	$(22,980)	$(3,138)	$(6,520)
Operating margin	(9.2%)	(1.4%)	(3.9%)
Net cash provided by operating activities	$46,308	$39,614	$21,384

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
Non-GAAP net income and earnings per share ("EPS"). Non-GAAP net income is net income (loss) as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, intangible asset amortization expense, acquisition related expenses and the tax impact of these adjustments. Non-GAAP EPS is non-GAAP net income divided by non-GAAP diluted weighted average shares outstanding. For fiscal 2012, non-GAAP diluted weighted average shares outstanding was computed to give effect to the conversion of all outstanding convertible preferred stock including the exercise of related preferred stock warrants and the exercise of certain common stock warrants which occurred upon the closing of our IPO on April 25, 2012, as if conversion or exercise had occurred at the beginning of the period of issuance.

The following table reconciles GAAP gross profit and margin and GAAP income (loss) from operations and operating margin as reported on our consolidated statements of operations to non-GAAP gross profit and margin and non-GAAP income from operations and operating margin.

	Year Ended July 31,
	2014	2013	2012

	(Dollars in thousands)
Gross Profit Reconciliation:
GAAP gross profit	$194,542	$176,791	$132,126
Stock-based compensation	3,619	1,606	700
Intangible asset amortization expense	1,110	1,015	1,302
Non-GAAP gross profit	$199,271	$179,412	$134,128
Gross Margin Reconciliation:
GAAP gross margin	77.7%	78.6%	78.1%
Stock-based compensation	1.5	0.7	0.4
Intangible asset amortization expense	0.4	0.4	0.8
Non-GAAP gross margin	79.6%	79.7%	79.3%
Income from Operations Reconciliation:
GAAP loss from operations	$(22,980)	$(3,138)	$(6,520)
Stock-based compensation	40,971	22,064	10,652
Amortization of intangible assets	2,418	2,323	2,862
Non-GAAP income from operations	$20,409	$21,249	$6,994
Operating Margin Reconciliation:
GAAP operating margin	(9.2)%	(1.4%)	(3.9%)
Stock based compensation	16.4	9.8	6.3
Intangible asset amortization expense	0.9	1.0	1.7
Non-GAAP operating margin	8.1%	9.4%	4.1%

The following table reconciles GAAP net loss and weighted-average shares outstanding used in calculating GAAP net loss per share to non-GAAP net income and weighted-average shares outstanding used in calculating non-GAAP diluted EPS.

	Year Ended July 31,
	2014	2013	2012

	(In thousands, except per share amounts)
Net Income Reconciliation:
GAAP net loss	$(23,917)	$(4,406)	$(8,210)
Stock-based compensation	40,971	22,064	10,652
Intangible asset amortization expense	2,418	2,323	2,862
Non-GAAP net income	$19,472	$19,981	$5,304

Non-GAAP EPS	$0.34	$0.37	$0.12
Shares used in Calculating non-GAAP Diluted Net Income per Share Reconciliation:
Weighted-average shares outstanding used in calculating GAAP diluted net loss per share	53,581	48,494	20,563
Additional dilutive securities for non-GAAP income	4,057	5,477	5,176
Conversion of convertible preferred stock and other upon IPO	—	—	19,837
Weighted-average shares outstanding used in calculating non-GAAP EPS	57,638	53,971	45,576

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

Services Revenue. We generate services revenue from sales of maintenance and support, training and consulting and subscriptions. We generate maintenance and support revenue from sales of technical support services contracts, which are bundled with sales of appliances and add-on software modules, and subsequent renewals of those contracts. We offer maintenance and support services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize maintenance and support and subscription revenue over the duration of the contract; as a result, the impact on services revenue will lag any shift in products and licenses revenue. Training revenue consists of fees that we earn from training end customers and channel partners on the use of our products. Consulting revenue consists of fees that we earn related to installation, implementation, data migration and other services we provide to our end customers in conjunction with the deployment of our products. In absolute dollars, we expect our services revenue to increase as we renew existing maintenance and support contracts and expand our end customer base.

Cost of Revenue

Our cost of revenue is comprised of the following:

Cost of Products and Licenses Revenue. Cost of products and licenses revenue is comprised primarily of the cost of third-party hardware manufacturing services. Our cost of products and licenses revenue also includes personnel costs, shipping costs, an allocated portion of facility and IT costs, royalty fees, intangible asset amortization expense and warranty expenses. Cost of products and licenses revenue as a percentage of net revenue has been and will continue to be affected by a variety of factors, including the sales prices of our products, manufacturing costs, the mix of products sold and any excess inventory write-offs. We expect our product gross margin in fiscal 2015 to be relatively flat compared to fiscal 2014.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business globally and due to the increase in stock-based compensation as a result of new employee grants. We also expect our operating expenses to increase in absolute dollars.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs and, to a lesser extent, professional fees, board of director's fees and directors and officers insurance, an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars to support our growing infrastructure needs as we continue to expand our business.

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

RESULTS OF OPERATIONS

The following tables provide consolidated statements of operations data in dollars and as a percentage of our net revenue. We have derived the data for our years ended July 31, 2014, 2013 and 2012 from our audited consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2014	2013	2012

	(In thousands)
Net revenue:
Products and licenses	$130,348	$128,203	$95,012
Services	119,992	96,841	74,234
Total net revenue	250,340	225,044	169,246
Cost of revenue (1):
Products and licenses (1)	29,327	29,228	21,778
Services	26,471	19,025	15,342
Total cost of revenue	55,798	48,253	37,120
Gross profit	194,542	176,791	132,126
Operating expenses:
Research and development (1)	49,289	43,056	36,624
Sales and marketing (1)(2)	138,612	112,385	86,474
General and administrative (1)	29,621	24,488	15,548
Total operating expenses	217,522	179,929	138,646
Loss from operations	(22,980)	(3,138)	(6,520)
Other expense, net	(18)	(618)	(946)
Loss before provision for income taxes	(22,998)	(3,756)	(7,466)
Provision for income taxes	919	650	744
Net loss	$(23,917)	$(4,406)	$(8,210)

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2014	2013	2012

	(As a % of net revenue)
Net revenue:
Products and licenses	52.1%	57.0%	56.1%
Services	47.9	43.0	43.9
Total net revenue	100.0	100.0	100.0
Cost of revenue (1):
Products and licenses (2)	11.7	13.0	12.9
Services	10.6	8.4	9.0
Total cost of revenue	22.3	21.4	21.9
Gross profit	77.7	78.6	78.1
Operating expenses:
Research and development (1)	19.7	19.1	21.7
Sales and marketing (1)(2)	55.4	50.0	51.1
General and administrative (1)	11.8	10.9	9.2
Total operating expenses	86.9	80.0	82.0
Loss from operations	(9.2)	(1.4)	(3.9)
Other expense, net	—	(0.3)	(0.6)
Loss before provision for income taxes	(9.2)	(1.7)	(4.5)
Provision for income taxes	0.4	0.3	0.4
Net loss	(9.6%)	(2.0%)	(4.9%)

(1) Results above include stock-based compensation as follows:

	Year Ended July 31,
	2014	2013	2012

	(In thousands)
Cost of revenue	$3,619	$1,606	$700
Research and development	7,375	4,659	2,363
Sales and marketing	22,919	11,721	5,409
General and administrative	7,058	4,078	2,180
Total stock-based compensation	$40,971	$22,064	$10,652

(2) Results above include intangible asset amortization expense as follows:

	Year Ended July 31,
	2014	2013	2012

	(In thousands)
Cost of products and licenses revenue	$1,110	$1,015	$1,302
Sales and marketing	1,308	1,308	1,560
Total intangible asset amortization expense	$2,418	$2,323	$2,862

Results of Operations for the Years Ended July 31, 2014, 2013 and 2012

Net Revenue

The following table presents our net revenue for the years indicated and related changes from the prior years:

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2014	2013	$	%	2013	2012	$	%

	(Dollars in thousands)
Products and licenses	$130,348	$128,203	$2,145	1.7%	$128,203	$95,012	$33,191	34.9%
Services	119,992	96,841	23,151	23.9%	96,841	74,234	22,607	30.5%
Total net revenue	$250,340	$225,044	$25,296	11.2%	$225,044	$169,246	$55,798	33.0%

2014 Compared to 2013. Our net revenue increased by $25.3 million, or 11.2%, to $250.3 million in 2014 from $225.0 million in 2013.

Products and licenses revenue slightly increased by $2.1 million, or 1.7%, to $130.3 million in 2014 from $128.2 million in 2013.

Services revenue increased by $23.2 million, or 23.9%, to $120.0 million in 2014 from $96.8 million in 2013. The change was primarily attributable to the growth of our established base of end customers with maintenance and support contracts that are amortized over the service period. Since end customers that purchase our products must also purchase maintenance and support contracts, which they may, and typically do, elect to renew in subsequent years, we expect our revenue generated from maintenance and support services to increase as our end customer base grows.

2013 Compared to 2012. Our net revenue increased by $55.8 million, or 33.0%, to $225.0 million in 2013 from $169.2 million in 2012.

Products and licenses revenue increased by $33.2 million, or 34.9%, to $128.2 million in 2013 from $95.0 million in 2012 primarily due to higher unit sales brought about by the strong demand across all geographies.

Services revenue increased by $22.6 million, or 30.5%, to $96.8 million in 2013 from $74.2 million in 2012. The change was primarily attributable to the growth of our established base of end customers with maintenance and support contracts that are amortized over the service period.

Gross Profit

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2014	2013	$	%	2013	2012	$	%

	(Dollars in thousands)
Products and licenses gross profit	$101,021	$98,975	$2,046		$98,975	$73,234	$25,741
Products and licenses gross margin	77.5%	77.2%		0.3	77.2%	77.1%		0.1
Services gross profit	$93,521	$77,816	$15,705		$77,816	$58,892	$18,924
Services gross margin	77.9%	80.4%		(2.5)	80.4%	79.3%		1.1
Total gross profit	$194,542	$176,791	$17,751		$176,791	$132,126	$44,665
Total gross margin	77.7%	78.6%		(0.9)	78.6%	78.1%		0.5

2014 Compared to 2013. Total gross margin decreased by 0.9 percentage point to 77.7% in 2014 from 78.6% in 2013, which was primarily driven by the decrease in our services gross margin. Products and licenses gross margin in 2014 was relatively consistent compared to 2013 due to consistency in our product material and manufacturing costs. Services gross margin decreased by 2.5 percentage points from 80.4% in 2013 to 77.9% in 2014. The change was principally the result of personnel costs growing at a faster rate than services revenue.

2013 Compared to 2012. Total gross margin increased slightly to 78.6% in 2013 from 78.1% in 2012. Products and licenses gross margin in 2013 was flat compared to 2012 due to consistency in our product material and manufacturing costs. Services gross margin increased by 1.1 percentage points from 79.3% in 2012 to 80.4% in 2013. The change was principally the result of personnel costs growing at a slower rate than services revenue.

Operating Expenses

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2014	2013	$	%	2013	2012	$	%

	(Dollars in thousands)
Research and development	$49,289	$43,056	$6,233	14.5%	$43,056	$36,624	$6,432	17.6%
Sales and marketing	138,612	112,385	26,227	23.3%	112,385	86,474	25,911	30.0%
General and administrative	29,621	24,488	5,133	21.0%	24,488	15,548	8,940	57.5%
Total operating expenses	$217,522	$179,929	$37,593	20.9%	$179,929	$138,646	$41,283	29.8%

2014 Compared to 2013.

Research and Development Expenses

Research and development expenses increased by $6.2 million, or 14.5%, to $49.3 million in 2014 from $43.1 million in 2013. The change was primarily attributable to a $2.9 million increase in personnel costs, which includes a $2.7 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $1.6 million increase in the cost of third-party engineering and development services, a $1.0 million increase in facility and information and technology related expenses and $0.4 million increase in depreciation expense for R&D related fixed assets.

Sales and Marketing Expenses

Sales and marketing expenses increased by $26.2 million, or 23.3%, to $138.6 million in 2014 from $112.4 million in 2013. The change was primarily related to a $21.5 million increase in personnel costs due to increased headcount. This increase in personnel costs includes a $11.2 million increase in stock-based compensation related to our equity compensation programs and a $1.3 million increase in travel-related costs. The change in total sales and marketing expenses was also attributable to a $2.6 million increase in facility and information and technology related expenses, a $0.8 million increase in marketing expenses related to increased marketing programs and participation in marketing events with channel and technology partners and a $0.6 million increase in the cost of third-party sales and marketing consulting services.

General and Administrative Expenses

General and administrative expenses increased by $5.1 million, or 21.0%, to $29.6 million in 2014 from $24.5 million in 2013. The change was principally attributable to a $4.6 million increase in personnel costs associated with increased headcount, which includes a $3.0 million increase in stock-based compensation related to our equity compensation programs. The change in total general and administrative expenses was also attributable to a $1.2 million increase in facility and information and technology related expenses. These increases were partially offset by the $0.8 million professional, legal, accounting and advisory services fees that we incurred in connection with the secondary offering by certain of our stockholders during the first quarter of fiscal 2013 which did not recur.

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

Other Expense, Net

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2014	2013	$	%	2013	2012	$	%

	(Dollars in thousands)
Other expense, net	$(18)	$(618)	$600	(97.1%)	$(618)	$(946)	$328	(34.7%)

2014 Compared to 2013. Other expense, net decreased by $0.6 million from 2013 to 2014 primarily due to a $0.4 million decrease in foreign currency exchange losses due to the strengthening of the U.S. dollar against certain major foreign currencies and a $0.2 million net increase in interest income and other.

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

Provision for income taxes

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2014	2013	$	%	2013	2012	$	%

	(Dollars in thousands)
Provision for income taxes	$919	$650	$269	41.4%	$650	$744	$(94)	(12.6%)

2014 Compared to 2013. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2014 consisted primarily of current tax provision for state and current and deferred provisions for foreign taxes. Our effective tax rates for 2014 and 2013 were (4.0%) and (17.3%). The increase in both our provision for income taxes and our effective tax rate from 2013 to 2014 were principally attributable to the higher foreign tax provision due to increase in pre-tax income and the recognition of valuation allowance against the foreign R&D credits, offset by lower US state taxes due to lower taxable income in 2014 compared to 2013.

2013 Compared to 2012. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2013 consisted primarily of current tax provision for state and current and deferred provisions for foreign taxes. Our effective tax rates for 2013 and 2012 were (17.3%) and (10.0%). The decrease in both our provision for income taxes and our effective tax rate from 2012 to 2013 were principally attributable to the $3.7 million decrease in pre-tax loss from 2012 to 2013, offset by a $0.3 million tax benefit due to the recognition of foreign R&D credits and lower US state taxes due to lower apportionment rates used in 2013 compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The following table shows our capital resources:

	July 31, 2014	July 31, 2013	$ Change	% Change

	(In thousands)
Cash and cash equivalents	$78,535	$69,828	$8,707	12.5%
Short-term investments	191,316	139,508	51,808	37.1%
Total cash, cash equivalents and short-term investments	$269,851	$209,336	$60,515	28.9%

Working capital	$209,313	$166,581	$42,732	25.7%

Since our IPO, we have funded our business primarily through our operating activities and the issuance of our common stock under our equity compensation programs. Our principal sources of liquidity as of July 31, 2014 consisted of cash and cash equivalents of $78.5 million, including $8.4 million held by our foreign subsidiaries, and short-term investments of $191.3 million. Cash and cash equivalents exclude $3.5 million of deposits maintained in connection with certain letters of credit, which are classified as restricted cash. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We have incurred operating losses in each year of the last three fiscal years of our operations, and, as of July 31, 2014, we had working capital of $209.3 million (which was reduced by $82.0 million of current deferred revenue, net), and an accumulated deficit of $136.5 million. Our cash provided by operating activities can vary from period to period, particularly as a result of timing differences between billing and collection of receivables. Our cash used in investing activities principally relates to our capital expenditures. Our cash provided by financing activities principally relates to net proceeds from issuances of our common stock under our employee stock plans.

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

Summary of Cash Flows

We derived the following summary of our cash flows for the years indicated from our audited consolidated financial statements included elsewhere in this annual report:

	Year Ended July 31,
	2014	2013	2012

	(In thousands)
Net cash provided by operating activities	$46,308	$39,614	$21,384
Net cash used in investing activities	$(59,764)	$(155,796)	$(7,362)
Net cash provided by financing activities	$22,163	$29,397	$100,384

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

Cash provided by operating activities of $46.3 million during 2014 was attributable to a net loss of $23.9 million, which was more than offset by a $19.9 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $41.0 million for stock-based compensation and $8.7 million for depreciation and amortization. The $19.9 million change in our net operating assets and liabilities was primarily due to a $17.9 million increase in net deferred revenue from growth in our established base of maintenance, a $3.1 million increase in accounts payable and accrued liabilities, which was primarily driven by the timing of payments and invoicing, and a $2.3 million decrease in net accounts receivable primarily due to increased collections. Our “days sales outstanding,” or “DSO,” in accounts receivable improved from 63 days at July 31, 2013 to 53 days at July 31, 2014. These movements with positive operating cash flow impact were partially offset by a $1.9 million increase in inventory and a $1.5 million increase in prepaid expenses, other current assets and other assets. The increase in inventory was mainly due to the increase in inventory at our international depots and to a lesser extent, due to the finished goods we purchased from smaller former independent contract manufacturers.

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

  Cash Flows from Investing Activities

In 2014, cash used in investing activities was $59.8 million, consisting of $186.3 million for purchases of short-term investments, $6.4 million for purchases of certain fixed assets, such as computer equipment and software and certain leasehold improvements and $1.0 million cash used in a business acquisition, partially offset by $86.7 million and $47.2 million proceeds from maturities and sales of short-term investments.

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

Cash Flows from Financing Activities

In 2014, cash provided by financing activities was $22.2 million, which was primarily related to proceeds from the issuance of common stock under our employee stock plans.

In 2013, cash provided by financing activities was $29.4 million, which was primarily related to net proceeds from the issuance of common stock under our employee stock plans.

In 2012, we generated $98.4 million in net proceeds from our IPO. With the exception of our IPO, our financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options that amounted to $1.9 million.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of July 31, 2014. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	2020 and Thereafter

	(In thousands)
Contractual Obligations(1):
Operating lease obligations(2)	$27,333	$4,779	$4,684	$4,278	$3,846	$3,918	$5,828
Purchase commitments(3)	6,892	6,892	—	—	—	—	—
Total	$34,225	$11,671	$4,684	$4,278	$3,846	$3,918	$5,828

(1)
The contractual obligations table excludes tax liabilities of $2.9 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)	Operating lease obligations represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party manufacturers in advance of anticipated sales.

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We generate revenue from the sales or licensing of hardware and software products, support and maintenance, and other services through a direct sales force and indirect relationships with our partners. Revenue is recognized when all of the following criteria are met:

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

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Services revenue includes maintenance and support, training and consulting, and subscription services revenue. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts and subscription services is deferred and recognized ratably over the contractual period, generally one to three years. Revenue from consulting and training is recognized as the services are completed.

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end-users. For sales to value-added resellers and end-users, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For the end-users and value-added resellers, we generally have no significant contractual obligations for future performance, such as rights of return or pricing credits. However, we may on occasion enter into arrangements with end-users or value-added resellers that include some form of rights of return, rebates or price protection. Also, we may occasionally accept returns by end-users or value-added resellers to address customer satisfaction issues or solution fit issues even though there is no contractual provision for such returns. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Distributor revenue is subject to agreements that may allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As a consequence, the Company has determined that the sales price is not fixed or determinable at the time of shipment to a distributor and thus revenue and related costs of sales for these shipments are deferred until information is received from the distributor indicating that the product has been sold through to an end customer or value added reseller.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, software upgrades, hardware and software maintenance and support, training and consulting, and subscription services. We account for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

Most of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, the software sold with our hardware appliances are considered non-software deliverables and are not accounted for under the industry-specific software revenue recognition guidance.

Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance. The industry-specific software revenue recognition guidance includes the use of the residual method under which the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual service period.

We provide unspecified software upgrades for most of our products, on a when-and-if available basis, through maintenance and support contracts. To the extent that the software being supported does not function together with the hardware to deliver the hardware’s essential functionality, these support arrangements would continue to be subject to the industry-specific software revenue recognition guidance.

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

Whenever possible, we determine VSOE for each element based on historical stand-alone sales to third parties. For maintenance and support, training and consulting, and subscription services, we determine the VSOE of fair value based on our history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering.

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

For our non-software deliverables, we generally determine relative selling price based on BESP. However, for our maintenance and support, training and consulting, and subscription services, we generally use VSOE to determine relative selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting, and subscription services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock units, or RSUs, and purchases under our Employee Stock Purchase Plan, or ESPP based on each award's fair value on the grant date. We utilize the Black-Scholes-Merton (“BSM”) option pricing model in order to determine the fair value of stock options and ESPP. The BSM option pricing model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during the years ended July 31, 2014, 2013 and 2012.

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

We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Based on these factors, we have determined it is appropriate to record a full valuation allowance against our US and material foreign net deferred tax assets. In the event we were to determine that we are able to realize all or part of these net deferred tax assets in the future, we would generally decrease the valuation allowance and record a corresponding benefit to earnings in the period in which we make that determination. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when those estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2014, 2013 and 2012, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2014, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $78.5 million and short-term investments of $191.3 million as of July 31, 2014. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits, money market funds and U.S. treasury securities. Our short-term investments are held in U.S. treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2014, the effect of a hypothetical 100 basis point shift in overall interest rates would not have had a material impact on our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited the accompanying consolidated balance sheets of Infoblox Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoblox Inc. at July 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infoblox Inc.'s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 25, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
September 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited Infoblox Inc.'s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Infoblox Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Infoblox Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infoblox Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2014 of Infoblox Inc. and our report dated September 25, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
September 25, 2014

Management's Report on Internal Control Over Financial Reporting

The management of Infoblox Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 framework). Based on that assessment, management concluded that, as of July 31, 2014, the Company's internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of July 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the company's internal control over financial reporting as of July 31, 2014.

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

/s/ Robert D. Thomas	/s/ Remo E. Canessa
Robert D. Thomas	Remo E. Canessa
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)
September 25, 2014	September 25, 2014

INFOBLOX INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	As of July 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,535	$69,828
Short-term investments	191,316	139,508
Accounts receivable, net of allowances of $464 at July 31, 2014 and $581 at July 31, 2013	36,420	38,728
Inventory	6,345	4,478
Deferred tax assets	285	1,354
Prepaid expenses and other current assets	7,221	6,023
Total current assets	320,122	259,919
Property and equipment, net	18,785	18,370
Restricted cash	3,516	3,508
Intangible assets, net	4,096	5,494
Goodwill	33,293	32,726
Other assets	756	443
TOTAL ASSETS	$380,568	$320,460
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15,648	$12,387
Accrued compensation	13,197	12,472
Deferred revenue, net	81,964	68,479
Total current liabilities	110,809	93,338
Deferred revenue, net	34,149	29,693
Deferred tax liability	285	1,055
Other liabilities	6,029	6,821
TOTAL LIABILITIES	151,272	130,907
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 55,065 shares and 51,670 shares issued and outstanding as of July 31, 2014 and July 31, 2013	6	5
Additional paid-in capital	365,833	302,101
Accumulated other comprehensive loss	(84)	(11)
Accumulated deficit	(136,459)	(112,542)
TOTAL STOCKHOLDERS' EQUITY	229,296	189,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$380,568	$320,460

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2014	2013	2012

Net revenue:
Products and licenses	$130,348	$128,203	$95,012
Services	119,992	96,841	74,234
Total net revenue	250,340	225,044	169,246
Cost of revenue:
Products and licenses	29,327	29,228	21,778
Services	26,471	19,025	15,342
Total cost of revenue	55,798	48,253	37,120
Gross profit	194,542	176,791	132,126
Operating expenses:
Research and development	49,289	43,056	36,624
Sales and marketing	138,612	112,385	86,474
General and administrative	29,621	24,488	15,548
Total operating expenses	217,522	179,929	138,646
Loss from operations	(22,980)	(3,138)	(6,520)
Other expense, net	(18)	(618)	(946)
Loss before provision for income taxes	(22,998)	(3,756)	(7,466)
Provision for income taxes	919	650	744
Net loss	$(23,917)	$(4,406)	$(8,210)

Net loss per share - basic and diluted	$(0.45)	$(0.09)	$(0.40)

Weighted-average shares used in computing net loss per share - basic and diluted	53,581	48,494	20,563

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended July 31,
	2014	2013	2012
Net loss	$(23,917)	$(4,406)	$(8,210)
Other comprehensive loss
Unrealized holding loss on short-term investments, net	(73)	(11)	—
Comprehensive loss	$(23,990)	$(4,417)	$(8,210)

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at July 31, 2011	80,512	$107,506	11,039	$1	$30,893	$—	$(99,926)	$(69,032)
Conversion of preferred stock to common stock upon IPO	(80,512)	(107,506)	26,841	4	107,502	—	—	107,506
Issuance of common stock upon IPO, net of offering costs	—	—	7,229	—	98,190	—	—	98,190
Stock-based compensation	—	—	—	—	10,652	—	—	10,652
Issuance of common stock upon exercise of stock options	—	—	629	—	1,912	—	—	1,912
Conversion of preferred stock warrants to common stock warrants upon IPO	—	—	—	—	789	—	—	789
Vesting of early exercised stock options	—	—	—	—	221	—	—	221
Excess tax benefit from employee stock plans	—	—	—	—	47	—	—	47
Net loss	—	—	—	—	—	—	(8,210)	(8,210)
Balance at July 31, 2012	—	$—	45,738	$5	$250,206	$—	$(108,136)	$142,075
Issuance of common stock upon exercise of stock options	—	—	5,320	—	21,392	—	—	21,392
Stock-based compensation	—	—	—	—	21,983	—	—	21,983
Issuance of common stock in connection with the ESPP	—	—	571		7,887	—	—	7,887
Excess tax benefit from employee stock plans	—	—	—	—	409	—	—	409
Vesting of early exercised common stock options	—	—	—	—	224	—	—	224
Issuance of common stock upon vesting of restricted stock units	—	—	25	—	—	—	—	—
Other	—	—	16	—	—	—	—	—
Net unrealized holding loss on short-term investments	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(4,406)	(4,406)
Balance at July 31, 2013	—	$—	51,670	$5	$302,101	$(11)	$(112,542)	$189,553
Stock-based compensation					40,934			40,934
Issuance of common stock upon exercise of stock options	—	—	2,052	1	13,834	—	—	13,835
Issuance of common stock in connection with the ESPP	—	—	644	—	8,161	—	—	8,161
Issuance of common stock upon vesting of restricted stock units	—	—	681	—	—	—	—	—
Restricted stock units issued in connection with business acquisition	—	—	18	—	573	—	—	573
Excess tax benefit from employee stock plans	—	—	—	—	170	—	—	170
Vesting of early exercised common stock options	—	—	—	—	60	—	—	60
Net unrealized holding loss on short-term investments	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(23,917)	(23,917)
Balance at July 31, 2014	—	$—	55,065	$6	$365,833	$(84)	$(136,459)	$229,296

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended July 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,917)	$(4,406)	$(8,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	40,971	22,064	10,652
Depreciation and amortization	8,735	6,670	5,700
Amortization of investment premium	547	387	—
Excess tax benefits from employee stock plans	(170)	(409)	(47)
Change in fair value of convertible preferred stock warrant liability	—	—	391
Other	280	(43)	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	2,308	(11,909)	(6,136)
Inventory	(1,867)	(1,918)	(1,054)
Prepaid expenses, other current assets and other assets	(1,500)	(2,170)	550
Accounts payable and accrued liabilities	3,061	1,762	1,854
Accrued compensation	725	2,177	3,310
Deferred revenue, net	17,927	21,505	14,668
Other liabilities	(792)	5,904	(280)
Net cash provided by operating activities	46,308	39,614	21,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(186,322)	(174,478)	—
Proceeds from maturities of short-term investments	86,730	34,572	—
Proceeds from sales of short-term investments	47,180	—	—
Purchases of property and equipment	(6,352)	(16,515)	(3,962)
Business acquisition	(1,000)	—	—
Change in restricted cash	—	625	(3,400)
Net cash used in investing activities	(59,764)	(155,796)	(7,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	—	98,425
Proceeds from issuance of common stock under the employee stock plans	21,993	29,223	1,912
Excess tax benefits from employee stock plans	170	409	47
Payment of remaining unpaid initial public offering costs	—	(235)	—
Net cash provided by financing activities	22,163	29,397	100,384
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,707	(86,785)	114,406
CASH AND CASH EQUIVALENTS - Beginning of year	69,828	156,613	42,207
CASH AND CASH EQUIVALENTS - End of year	$78,535	$69,828	$156,613
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Restricted stock units released in connection with business acquisition	$573	$—	$—
Cash paid for income taxes, net	$489	$1,120	$120
Purchases of property and equipment not yet paid	$484	$164	$287
Change in liability due to vesting of early exercised stock options, net	$60	$224	$221
Conversion of convertible preferred stock to common stock	$—	$—	$107,506
Initial public offering costs not yet paid	$—	$—	$235
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Initial Public Offering
On April 25, 2012, we completed our initial public offering of our common stock (“IPO”). Our common stock commenced trading on the New York Stock Exchange under the symbol “BLOX” on April 20, 2012. On the IPO, we sold 6.9 million shares of common stock (inclusive of 1.1 million shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 1.8 million shares of common stock were sold by the selling stockholders. The public offering price of the shares sold in the offering was $16.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $109.9 million. We did not receive any proceeds from the sales of shares by the selling stockholders. The net proceeds from the offering were $98.2 million after deducting underwriting discounts and commissions of approximately $7.7 million and offering expenses of approximately $4.0 million. Concurrent with the closing of the IPO, all shares of our convertible preferred stock automatically converted into 26.8 million shares of common stock and all shares of convertible preferred stock warrants converted to common stock warrants, of which an insignificant amount remained unexercised as of July 31, 2014.

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

Concentration of Supply Risk with Contract Manufacturer

We outsource the substantial majority of our manufacturing, repair and supply chain management operations to one independent contract manufacturer. The inability of the manufacturer to fulfill our supply requirements could have a material and adverse effect on our business and consolidated financial statements.

In addition, our independent contract manufacturer procures components and manufactures our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We may be subject to the requirement to purchase inventory or to pay additional fees to the contract manufacturer if there is a significant difference in scheduled shipments or if the contract manufacturer holds inventory longer than a specified period. In 2012, we recorded a charge of $0.4 million for non-cancelable purchase commitments to our contract manufacturer for inventory which we deemed as excess and obsolete. This amount was recognized in products and licenses cost of revenue in the consolidated statement of operations for the year ended July 31, 2012. No significant charge was recorded in 2014 or 2013.

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

Restricted Cash

Under our facility lease arrangements, we are required to maintain letters of credit from a U.S. bank as security for performance under these agreements. The letters of credit are generally invested in U.S. Treasury securities or money market funds or interest-bearing accounts in amounts equal to the letters of credit, which are classified as restricted cash on the consolidated balance sheets. Restricted cash, which is shown under non-current assets in the consolidated balance sheets, amounted to $3.5 million as of July 31, 2014 and 2013.

Short-term Investments

Investments with original maturities at purchase of greater than three months are classified as short-term or long-term investments. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

Our investments in publicly-traded debt securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in the consolidated statements of operations. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in other expense, net.

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our consolidated statements of operations. During the year ended July 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

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

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market value (estimated net realizable value). The valuation of inventories at the lower of cost or market value requires the use of estimates regarding the amount of inventory that will be sold and the prices at which current inventory will be sold. These estimates are dependent on our assessment of current and expected orders from our customers. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our finished goods mainly consist of appliances that are used for the replacement of failed units under maintenance and support agreements and finished goods needed for our expanded depot requirements. We write down refurbished inventory based on the age of the units and number of hardware failures. During the years ended July 31, 2014, 2013 and 2012, inventory write-downs were $1.3 million, $1.1 million and $0.6 million.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during the years ended July 31, 2014, 2013 and 2012.

Revenue Recognition

We generate revenue from the sales or licensing of hardware and software products, support and maintenance, and other services through a direct sales force and indirect relationships with our partners. Revenue is recognized when all of the following criteria are met:

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

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Services revenue includes maintenance and support, training and consulting, and subscription services revenue. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts and subscription services is deferred and recognized ratably over the contractual period, generally one to three years. Revenue from consulting and training is recognized as the services are completed.

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end-users. For sales to value-added resellers and end-users, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For the end-users and value-added resellers, we generally have no significant contractual obligations for future performance, such as rights of return or pricing credits. However, we may on occasion enter into arrangements with end-users or value-added resellers that include some form of rights of return, rebates or price protection. Also, we may occasionally accept returns by end-users or value-added resellers to address customer satisfaction issues or solution fit issues even though there is no contractual provision for such returns. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Distributor revenue is subject to agreements that may allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As a consequence, the Company has determined that the sales price is not fixed or determinable at the time of shipment to a distributor and thus revenue and related costs of sales for these shipments are deferred until information is received from the distributor indicating that the product has been sold through to an end customer or value added reseller.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, software upgrades, hardware and software maintenance and support, training and consulting, and subscription services. We account for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

Most of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, the software sold with our hardware appliances are considered non-software deliverables and are not accounted for under the industry-specific software revenue recognition guidance.

Our products and licenses revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance. The industry-specific software revenue recognition guidance includes the use of the residual method under which the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual service period.

We provide unspecified software upgrades for most of our products, on a when-and-if available basis, through maintenance and support contracts. To the extent that the software being supported does not function together with the hardware to deliver the hardware’s essential functionality, these support arrangements would continue to be subject to the industry-specific software revenue recognition guidance.

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

Whenever possible, we determine VSOE for each element based on historical stand-alone sales to third parties. For maintenance and support, training and consulting, and subscription services, we determine the VSOE of fair value based on our history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering.

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

For our non-software deliverables, we generally determine relative selling price based on BESP. However, for our maintenance and support, training and consulting, and subscription services, we generally use VSOE to determine relative selling price. When we are unable to establish selling price using VSOE for our maintenance and support, training and consulting, and subscription services, we use BESP in our allocation of arrangement consideration.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. Exclusive Networks, a distributor, accounted for 10.5% and 11.5% of our total net revenue for the years ended July 31, 2014 and 2013. No single end customer, distributor or channel partner accounted for more than 10% of our net revenue in 2012. As of July 31, 2014 and 2013, Exclusive Networks accounted 12.8% and11.2% of our total gross accounts receivable.

Shipping and Handling

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Research and Development Costs

Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which we define as the establishment of a working model, and the general availability of such software to customers has been short, resulting in software development costs qualifying for capitalization being insignificant. Accordingly, we did not capitalize any software development costs during the years ended July 31, 2014, 2013 and 2012.

Stock-Based Compensation

We recognize share-based compensation expense for all share-based payment awards including employee stock options, RSUs, and purchases under our ESPP based on each award's fair value on the grant date. We utilize the BSM option pricing model in order to determine the fair value of stock options and ESPP. The BSM option pricing model requires various highly subjective assumptions including volatility, expected award life, and risk-free interest rate. Since we only have a short trading history of our common stock (approximately 30 months since our IPO), we use a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the estimated life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, and the potential effect from options that have not been exercised. The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees.

Warranty Costs

Our appliance hardware generally includes a one-year warranty, and our software generally carries a warranty of ninety days. Costs related to hardware replacement provided to customers under maintenance support agreements are included as services cost of revenue and recognized as these services are provided.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense during the years ended July 31, 2014, 2013 and 2012 was $1.3 million, $1.0 million and $1.1 million.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, our subsidiaries' monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other expense, net in the consolidated statements of operations. Foreign currency exchange losses included in other expense, net during the years ended July 31, 2014, 2013 and 2012 were $0.5 million, $0.8 million and $0.6 million.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2014, 2013 and 2012, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. We adopted ASU 2013-11 during the first quarter of fiscal 2014 and the adoption did not have any impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for us beginning the first quarter of fiscal 2018, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2018.

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
The following weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Stock options to purchase common stock	3,629	6,123	8,049
Restricted stock units	1,745	225	3
Employee stock purchase plan	380	110	616
Convertible preferred stock	—	—	19,581
Common stock warrants	—	—	246
Convertible preferred stock warrants	—	—	41

Prior to our IPO, holders of convertible preferred stock were entitled to receive noncumulative dividends at the annual rates per annum payable prior and in preference to any dividends on shares of our common stock. Preferred stockholders did not have a contractual obligation to share in the losses of our Company. Due to the net loss we reported in 2012, the convertible preferred stock did not have any impact in our net loss per share calculation in that year.

NOTE 3.	CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$7,550	$—	$—	$7,550
U.S. Treasury securities	2,000	—	—	2,000
Total cash equivalents	9,550	$—	—	9,550
Short-term investments:
U.S. Treasury securities	136,729	37	(65)	136,701
U.S. government agency securities	37,433	3	(53)	37,383
FDIC-backed certificates of deposit	17,240	4	(12)	17,232
Total short-term investments	191,402	44	(130)	191,316
Restricted cash:
U.S. Treasury securities	3,413	2	—	3,415
Total cash equivalents, short-term investments and restricted cash	$204,365	$46	$(130)	$204,281

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of July 31, 2014:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$97,230	$97,246
Due after one year through two years	94,172	94,070
Total	$191,402	$191,316

We classify our available-for-sale investments as short-term investments in our consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$11,133	$—	$—	$11,133
Short-term investments:
U.S. Treasury securities	99,754	12	(28)	99,738
U.S. government agency securities	29,525	13	(4)	29,534
FDIC-backed certificates of deposit	10,240	6	(10)	10,236
Total short-term investments	139,519	31	(42)	139,508
Restricted cash:
U.S. Treasury securities	3,407	—	—	3,407
Total cash equivalents, short-term investments and restricted cash	$154,059	$31	$(42)	$154,048

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at July 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$7,550	$—	$—	$7,550
U.S. Treasury securities	2,000	—	—	2,000
Total cash equivalents	9,550	—	—	9,550
Reported as short-term investments:
U.S. Treasury securities	136,701	—	—	136,701
U.S. government agency securities	—	37,383	—	37,383
FDIC-backed certificates of deposit	—	17,232	—	17,232
Total short-term investments	136,701	54,615	—	191,316
Reported as restricted cash:
U.S. Treasury securities	3,415	—	—	3,415
Total financial assets	$149,666	$54,615	$—	$204,281

	Fair Value Measurements at July 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$11,133	$—	$—	$11,133
Reported as short-term investments:
U.S. Treasury securities	99,738	—	—	99,738
U.S. government agency securities	—	29,534	—	29,534
FDIC-backed certificates of deposit	—	10,236	—	10,236
Total short-term investments	99,738	39,770	—	139,508
Reported as restricted cash:
U.S. Treasury securities	3,407	—	—	3,407
Total financial assets	$114,278	$39,770	$—	$154,048

We value our Level I assets, consisting primarily of money market funds and U.S. Treasury securities, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level II inputs consist of U.S. government agency securities and Federal Deposit Insurance Corporation, or FDIC-backed certificates of deposit. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments because the inputs used in the valuation model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the financial assets.
There were no transfers between Level I, Level II and Level III fair value hierarchies during the years ended July 31, 2014 and 2013.

NOTE 4.	BALANCE SHEET COMPONENTS

Allowance for Doubtful Accounts and Sales Returns Reserve

The allowances for doubtful accounts and sales returns consist of the following activity:

	Balance at Beginning of Year	Charged to (Reversed From) Cost and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended July 31, 2012
Allowance for doubtful accounts	$266	$167	$(76)	$357
Sales returns reserve	273	118	(204)	187
Total allowance for doubtful accounts and sales returns reserve	$539	$285	$(280)	$544
Year Ended July 31, 2013
Allowance for doubtful accounts	$357	$177	$(178)	$356
Sales returns reserve	187	197	(159)	225
Total allowance for doubtful accounts and sales returns reserve	$544	$374	$(337)	$581
Year Ended July 31, 2014
Allowance for doubtful accounts	$356	$72	$(89)	$339
Sales returns reserve	225	(73)	(27)	125
Total allowance for doubtful accounts and sales returns reserve	$581	$(1)	$(116)	$464

Inventory

Inventory consists of the following:

	As of July 31,
	2014	2013
	(In thousands)
Raw materials	$474	$412
Finished goods	5,871	4,066
Total inventory	$6,345	$4,478

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of July 31,
	2014	2013
	(In thousands)
Prepaid expenses	$6,002	$4,626
Other current assets	1,219	1,397
Total prepaid expenses and other current assets	$7,221	$6,023

Property and Equipment, Net

Property and equipment, net consists of the following:

	As of July 31,
	2014	2013
	(In thousands)
Computer equipment and software	$19,660	$14,394
Furniture and fixtures	4,588	4,354
Leasehold improvements	10,604	9,948
Total property and equipment, gross	34,852	28,696
Less accumulated depreciation and amortization	(16,067)	(10,326)
Total property and equipment, net	$18,785	$18,370

Depreciation and amortization expense was $6.3 million, $4.3 million and $2.9 million in 2014, 2013 and 2012.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of July 31,
	2014	2013
	(In thousands)
Accounts payable	$8,064	$6,295
Accrued travel expenses	1,372	954
Other	6,212	5,138
Total other current liabilities	$15,648	$12,387

Deferred Revenue, Net

Deferred revenue, net consists of the following:

	As of July 31,
	2014	2013
	(In thousands)
Deferred revenue:
Products and licenses	$5,120	$7,791
Services	112,642	91,453
Total deferred revenue	117,762	99,244
Deferred cost of revenue:
Products and licenses	449	871
Services	1,200	201
Total deferred cost of revenue	1,649	1,072
Total deferred revenue, net	116,113	98,172
Less current portion	81,964	68,479
Non-current portion	$34,149	$29,693

NOTE 5. OTHER EXPENSE, NET

Other expense, net is comprised of the following:

	Year Ended July 31,
	2013	2012	2011
	(In thousands)
Interest income and other, net	$435	$195	$58
Foreign currency exchange losses	(453)	(813)	(613)
Change in fair value of convertible preferred stock warrant liability	—	—	(391)
Total other expense, net	$(18)	$(618)	$(946)

NOTE 6.	ACQUISITIONS
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

We are amortizing the developed technology on a straight-line basis over an estimated useful life of 7 years. Amortization expense for this intangible asset was insignificant for the year ended July 31, 2014.

The acquisition-related transaction costs which were included in general and administrative expenses during the year ended July 31, 2014 in the consolidated statement of operations were insignificant.

The historical financial results of IA were insignificant in relation to our consolidated results of operations. As such, we did not provide additional historical pro forma acquisition information.

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is generally not deductible for tax purposes in stock for stock transactions. The balance of goodwill as of July 31, 2014 and 2013 was $33.3 million and $32.7 million. The change in the carrying amount of goodwill for the year ended July 31, 2014 was as follows:

Amount in Thousands
Balance as of July 31, 2013	$32,726
Acquisition	567
Balance as of July 31, 2014	$33,293
There were no changes in the carrying value of goodwill during the year ended July 31, 2013.

Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows:

As of July 31, 2014	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
		(Dollars in thousands)
Developed technology	5 to 7 years	$7,305	$(4,915)	$2,390	3.51 years
Customer relationships	2 to 7 years	6,574	(5,343)	1,231	1.57 years
Trademarks	6 years	200	(142)	58	1.75 years
Patents	6 years	1,000	(583)	417	2.50 years
Total		$15,079	$(10,983)	$4,096

As of July 31, 2013	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
		(Dollars in thousands)
Developed technology	5 to 6 years	$6,290	$(3,976)	$2,314	2.73 years
Customer relationships	2 to 7 years	6,574	(4,069)	2,505	2.26 years
Trademarks	6 years	200	(108)	92	2.75 years
Patents	6 years	1,000	(417)	583	3.50 years
Total		$14,064	$(8,570)	$5,494

     We recognized intangible asset amortization expense in the consolidated statements of operations as follows:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Cost of products and licenses revenue	$1,110	$1,015	$1,302
Sales and marketing	1,308	1,308	1,560
Total intangible asset amortization expense	$2,418	$2,323	$2,862

As of July 31, 2014, estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Fiscal Year Ending July 31,	Estimated Amortization Expense
(In thousands)
2015	$2,173
2016	1,048
2017	323
2018	208
2019	145
Thereafter	199
Total	$4,096

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into non-cancelable operating leases for facilities that expire at various dates through January 31, 2021. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. The aggregate future non-cancelable minimum lease payments for our operating leases as of July 31, 2014 consist of the following:

Fiscal Year Ending July 31,	Operating Leases
(In thousands)
2015	$4,779
2016	4,684
2017	4,278
2018	3,846
2019	3,918
2020 and Thereafter	5,828
Total	$27,333

Rent expense for all operating leases amounted to $4.7 million, $4.6 million and $2.0 million during the years ended July 31, 2014, 2013 and 2012.

In May 2012, we entered into an agreement for the lease of an office building located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years which commenced in February 2013. This office building houses our corporate headquarters that we started occupying in March 2013. The annual base rent for this office lease ranges from approximately $3.2 million to $3.9 million over the term of the lease and we are also responsible for the payment of certain operating expenses, including utilities and real estate taxes. Pursuant to the terms of the lease agreement, we were obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In connection with this office lease, we received from the landlord leasehold incentives of approximately $6.0 million to make leasehold improvements to the leased office space. The leasehold incentive was recorded as leasehold improvements within property and equipment, net and as deferred rent within other liabilities in the consolidated balance sheets. The deferred rent liability is being amortized against rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the shorter of the period from when the improvements were placed into service until the end of their respective useful lives or the lease term. As of July 31, 2014, $4.6 million lease incentives remained unamortized, of which $3.9 million was included in other liabilities and $0.7 million was included in accounts payable and accrued liabilities in the consolidated balance sheet.

Contract Manufacturer Commitments

The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. As of July 31, 2014, we had $6.9 million of open purchase orders with this independent contract manufacturer that may not be cancelable.

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

Ansfield v. Infoblox Inc., et al., Case No. 3:14-cv-02500-VC (N.D. Cal.); Beqaj v. Infoblox Inc., et al., Case No. 3:14-cv-02564-VC (N.D. Cal.); and Achey, et al. v. Infoblox Inc., et al., Case No. 3:14-cv-02644-VC (N.D. Cal.).  Beginning on May 30, 2014, the first of three putative securities class action suits was filed in the United States District Court for the Northern District of California against the Company and two of its officers.  These suits, which have been deemed to be related cases, allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company’s financial results, business, operations and prospects.  The various suits assert claims covering the period from September 5, 2013 through May 29, 2014, are purportedly brought on behalf of purchasers of the Company's securities during that period, and seek compensatory damages, interest, costs and expenses, as well as equitable or other relief.  On July 29, 2014, various members of the putative class filed motions for appointment as lead plaintiff(s) and approval of lead counsel, and also moved for consolidation of the various actions. On September 25, 2014, the lead plaintiffs were appointed and the suits consolidated.  The defendants do not need to respond to any of the existing complaints.  Instead, the lead plaintiffs will be permitted to file an amended consolidated complaint and defendants will thereafter respond to that amended pleading.  No discovery has yet occurred; pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings are stayed until and unless a motion to dismiss is denied (or until defendants choose to answer rather than filing a motion to dismiss).  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. In December 2013, we filed a motion to dismiss the Action. A hearing was held on the motion in August 2014 and the parties are awaiting the ruling on the motion. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of July 31, 2014 and 2013. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 9.	COMMON STOCK RESERVED FOR ISSUANCE

We had reserved shares of common stock for future issuance as follows:

	As of July 31,
	2014	2013
	(In thousands)
Outstanding stock options	4,914	6,663
Shares reserved for future grants	4,144	4,890
Outstanding restricted stock units	3,442	1,986
Shares reserved for employee stock purchase plan	1,302	1,411
	13,802	14,950

NOTE 10.	EMPLOYEE BENEFIT PLANS

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

2012 Equity Incentive Plan
In April 2012, our board of directors approved and we adopted the 2012 Plan. It was subsequently amended in December 2012. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), stock bonus awards or performance awards. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options, RSUs, RSAs, SARs, stock bonus awards and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of July 31, 2014, 4.1 million shares were available for grant under the 2012 Plan.

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

Employee Stock Purchase Plan
Concurrent with the effectiveness of our registration statement on Form S-1 on April 19, 2012, the ESPP became effective. It was subsequently amended in December 2012 and February 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. Employees purchased approximately 0.6 million shares at an average price per share of $12.7 and 0.6 million shares at an average price per share of $13.80 under our ESPP during the years ended July 31, 2014 and 2013. There were no shares purchased by employees under the ESPP in fiscal year 2012. As of July 31, 2014, 1.3 million shares were available for future issuance under the ESPP.

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$3,619	$1,606	$700
Research and development	7,375	4,659	2,363
Sales and marketing	22,919	11,721	5,409
General and administrative	7,058	4,078	2,180
Total stock-based compensation	$40,971	$22,064	$10,652

The following table summarizes the stock-based compensation expense by award type:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Stock options	$12,252	$10,061	$8,249
RSUs	24,359	6,084	13
ESPP	4,360	5,919	2,390
Total stock-based compensation	$40,971	$22,064	$10,652

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of July 31, 2014:

	As of July 31, 2014	Weighted-Average Amortization Period
	(In thousands)	(In years)
Restricted stock units	$63,786	2.77
Stock options	14,657	1.95
ESPP	8,672	1.28
Total unrecognized stock-based compensation balance	$87,115	2.48

Determination of Fair Value

The estimated grant date fair value of our stock options and ESPP awards was calculated using the BSM option-pricing model, based on the following assumptions:

	Year Ended July 31,
	2014	2013	2012
Employee Stock Options:
Expected term (in years)	6.08	6.08	6.08
Risk-free interest rate	1.86%	1.04%	0.91%
Expected volatility	55%	54%	56%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$16.75	$10.49	$5.75
ESPP:
Expected term (in years)	0.50-2.00	0.50 - 2.00	0.67 - 2.17
Risk-free interest rate	0.06% - 0.48%	0.09% - 0.38%	0.15% - 0.31%
Expected volatility	55% - 77%	47% - 58%	53% - 58%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$6.12 - $12.87	$7.07 - $10.77	$9.40

Determination of Fair Value
The exercise price per share of our options to purchase common stock is the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the date of grant.
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

Stock Option Activity

The following table summarizes the stock option activity and related information as of and for the three years ended July 31, 2014 under our Plans:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2011	9,567	$4.46	7.63	$50,224
Options granted	3,274	10.84
Options exercised	(629)	3.58
Options forfeited/expired	(365)	7.89
Outstanding as of July 31, 2012	11,847	$6.16	7.30	$176,037
Options granted	841	20.62
Options exercised	(5,320)	4.02
Options forfeited/expired	(705)	9.39
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Options granted	523	31.83
Options exercised	(2,052)	6.74
Options forfeited/expired	(220)	16.17
Outstanding as of July 31, 2014	4,914	$12.52	6.67	$14,980
Vested and expected to vest - July 31, 2014	4,767	$12.27	6.62	$14,879
Exercisable - July 31, 2014	2,950	$8.81	5.77	$12,976

The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period and the exercise price multiplied by the number of the related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company's common stock on the date of the exercise and the exercise price of each option, was $57.0 million and $93.6 million and $5.9 million for fiscal 2014, 2013 and 2012. Total grant date fair value of options vested during fiscal 2014, 2013 and 2012 was $12.7 million, $10.2 million and $6.7 million.

The following table summarizes information about stock options outstanding and exercisable under the Plans as of July 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share	Number of Shares Underlying Exercisable Options	Weighted-Average Exercise Price per Share
	(In thousands)	(In Years)		(In thousands)
$0.60 - $4.53	828	3.57	$3.2	828	$3.2
$6.33 - $7.08	458	5.98	$6.42	443	$6.4
$9.12	894	6.72	$9.12	493	$9.12
$9.33 - $9.66	629	6.12	$9.57	478	$9.57
$9.78 - $11.25	598	7.50	$10.95	303	$10.92
$13.37 - $17.52	578	8.22	$15.99	164	$16.46
$17.89 - $22.61	493	8.28	$20.98	200	$20.29
$27.57 - $33.70	246	9.05	$30.33	32	$30.08
$43.09	172	8.70	$43.09	9	$43.09
$44.47	18	9.19	$44.47	—	$—
	4,914	6.67	$12.52	2,950	$8.81

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

A summary of the restricted stock unit activity during the three years ended July 31, 2014 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2012	36	$18.68
Granted	2,107	$21.44
Vested	(25)	$20.36
Cancellations due to forfeitures	(132)	$19.86
Outstanding as of July 31, 2013	1,986	$21.15
Granted	2,432	$29.72
Vested	(699)	$22.37
Cancellations due to forfeitures	(277)	$29.9
Outstanding as of July 31, 2014	3,442	$26.47

We did not grant any restricted stock units prior to fiscal 2012.

Shares Available for Grant
The following table presents the stock grant activity and the total number of shares available for grant under the 2012 Plan as of July 31, 2014:

2012 Plan
(In thousands)
Balance at July 31, 2013	4,890
Additional shares authorized for issuance	1,712
Options granted	(523)
RSUs granted	(2,432)
Options forfeited/expired(1)	220
RSUs forfeited/expired	277
Balance at July 31, 2014	4,144

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

Employee 401(k) Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all of our United States employees. Each participant in the plan could elect to contribute up to $17,000 of his or her annual compensation to the plan for the calendar year 2012 and up to $17,500 for 2014 and 2013. Individuals who were 50 or older could contribute up to $23,000 of their annual income. Although the plan provides for a discretionary employer matching contribution, to date we have not made such a contribution on behalf of employees.

NOTE 11.	INCOME TAXES

Our geographical breakdown of income (loss) before provision for income taxes for the years ended July 31, 2014, 2013 and 2012 is as follows:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Domestic	$(24,964)	$(5,501)	$(9,203)
International	1,966	1,745	1,737
Loss before provision for income taxes	$(22,998)	$(3,756)	$(7,466)

 The components of the provision for income taxes are as follows:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Current:
State	$209	$539	$360
Foreign	416	328	751
Federal	—	—	(353)
Total current	625	867	758
Deferred:
Foreign	294	(217)	(14)
Provision for income taxes	$919	$650	$744

The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Tax at statutory federal rate	$(8,049)	$(1,314)	$(2,613)
Stock-based compensation and other permanent items	3,696	2,765	2,710
R&D credit	(528)	(958)	(382)
Change in valuation allowance	5,663	515	1,017
Foreign rate differential	23	(500)	130
State tax—net of federal benefit	158	477	230
Foreign tax credit	(6)	(308)	—
Alternative minimum tax	—	—	(353)
Other	(38)	(27)	5
Provision for income taxes	$919	$650	$744

The components of the deferred tax assets, net are as follows:

	As of July 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,814	$17,499
Deferred revenue	11,259	8,193
Stock-based compensation	8,800	4,124
Accruals, reserves and other	7,193	7,616
Tax credit carryforwards	7,195	6,042
Other fixed assets depreciation	393	—
Gross deferred tax asset	48,654	43,474
Valuation allowance	(48,136)	(41,400)
Total deferred tax asset	518	2,074

Deferred tax liabilities:
Other identified intangibles	(510)	(1,273)
Other fixed assets depreciation	—	(502)
Total deferred tax liability	(510)	(1,775)
Net deferred tax assets	$8	$299

Recognition of deferred tax assets is appropriate when realization of these assets is more-likely-than-not. Based upon the weight of available evidence, which includes our historical operating performance and our ability to generate sufficient taxable income in the future, we recorded a full valuation allowance of $47.8 million and $41.4 million against the net U.S. deferred tax assets as of July 31, 2014 and 2013.We also recorded a $0.3 million valuation allowance against all Canadian deferred tax assets as of July 31, 2014 based upon the same above-mentioned criteria. The net valuation allowance increased by $6.7 million during the year ended July 31, 2014. The need for valuation allowance is subject to adjustment in future periods if sufficient positive evidence exists to support reversal.

As of July 31, 2014, we had U.S. federal net operating loss carryforwards of $147.2 million and California net operating loss carryforwards of $43.3 million. The federal net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2021 if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2018 if not utilized. Additionally, as of July 31, 2014, we had U.S. federal and California research and development credit carryforwards of $5.5 million and $4.9 million. Based on current tax laws, the federal R&D credit expired on December 31, 2013. The federal credit carryforwards will begin to expire at various dates beginning in 2023 while the California credit carryforwards are not subject to expiration. As of July 31, 2014, we also had Canadian scientific research and development credit carryforwards of $0.6 million which will expire beginning in 2034.

Net operating losses of approximately $113.9 million have not been included in the deferred tax asset table above as these net operating losses are attributable to excess tax benefits associated with equity related settlements. These benefits will not be recognized in the financial statements until they result in a reduction in taxes payable. When recognized in the financial statements, the tax benefit will be recorded to stockholders' equity. During the year ended July 31, 2014, we recognized approximately $0.2 million of excess tax benefits which resulted in a credit to stockholders' equity.

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

Our policy with respect to our undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. At July 31, 2014, the undistributed earnings approximated $2.4 million and the unrecorded deferred tax liability is estimated to be approximately $0.8 million.

Uncertain Tax Positions

As of July 31, 2014, 2013 and 2012, we had gross unrecognized tax benefits of $2.9 million, $2.3 million and $1.3 million. The balance of gross unrecognized tax benefits at July 31, 2014 includes approximately $0.2 million related to certain foreign and U.S. deferred tax assets with a corresponding valuation allowance. If recognized, the impact on our effective tax rate would not be material due to the full valuation allowance. We have not accrued interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended July 31, 2014, 2013 and 2012. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

    The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Gross unrecognized tax benefits beginning balance	$2,268	$1,342	$998
Increases related to tax positions taken during current year	612	762	200
Increases (Decreases) related to tax positions from prior years	(17)	164	144
Gross unrecognized tax benefits	$2,863	$2,268	$1,342

We believe that the change to our unrecognized tax benefits in the next 12 months will not be material to our consolidated financial statements.

We are subject to taxation in the United States, various states and several foreign jurisdictions. We are not currently under examination in any major jurisdiction. All years for U.S. federal and state jurisdictions and fiscal years 2009 through 2014 for our major foreign jurisdictions remain subject to examination for income tax purposes.

NOTE 12.	SEGMENT INFORMATION

We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
Americas	$164,323	$147,017	$108,660
Europe, Middle East and Africa	58,570	54,378	40,666
Asia Pacific	27,447	23,649	19,920
Total net revenue	$250,340	$225,044	$169,246

Included within the Americas total in the above table was revenue from sales in the U.S. of $154.9 million, $138.9 million and $100.6 million during the years ended July 31, 2014, 2013 and 2012. Aside from the U.S., no other country comprised 10% of our net revenue for the years ended July 31, 2014, 2013, or 2012.

Our property and equipment, net by location is summarized as follows:

	As of July 31,
	2014	2013
	(In thousands)
Americas	$17,882	$17,997
Asia Pacific	234	224
Europe, Middle East and Africa	669	149
	$18,785	$18,370

Included within the Americas total in the above table was property and equipment, net in the U.S. of $17.8 million and $18.0 million as of July 31, 2014 and 2013.

NOTE 13. UNAUDITED QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited quarterly consolidated statement of operations data for each of the last eight quarters in the period ended July 31, 2014. The unaudited quarterly consolidated statement of operations data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2014

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2013	2014	2014	2014
	(In thousands, except per share amounts)
Net revenue:
Products and licenses	$35,962	$31,565	$30,799	$32,022
Services	27,559	29,317	30,223	32,893
Total net revenue	63,521	60,882	61,022	64,915
Cost of revenue:
Products and licenses	7,887	7,086	7,119	7,235
Services	5,821	6,633	6,665	7,352
Total cost of revenue	13,708	13,719	13,784	14,587
Gross profit	49,813	47,163	47,238	50,328
Operating expenses:
Research and development	11,600	11,844	12,175	13,670
Sales and marketing	33,131	32,854	34,589	38,038
General and administrative	6,986	6,848	7,839	7,948
Total operating expenses	51,717	51,546	54,603	59,656
Loss from operations	(1,904)	(4,383)	(7,365)	(9,328)
Other income (expense), net	(101)	(103)	124	62
Loss before provision for (benefit from) income taxes	(2,005)	(4,486)	(7,241)	(9,266)
Provision for (benefit from) income taxes	544	(92)	201	266
Net loss	$(2,549)	$(4,394)	$(7,442)	$(9,532)

Net loss per share - basic and diluted	$(0.05)	$(0.08)	$(0.14)	$(0.17)

Fiscal 2013

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2012	2013	2013	2013
	(In thousands, except per share amounts)
Net revenue:
Products and licenses	$27,098	$30,807	$33,596	$36,702
Services	22,407	23,632	24,439	26,363
Total net revenue	49,505	54,439	58,035	63,065
Cost of revenue:
Products and licenses	5,840	7,100	7,786	8,502
Services	4,249	4,542	4,910	5,324
Total cost of revenue	10,089	11,642	12,696	13,826
Gross profit	39,416	42,797	45,339	49,239
Operating expenses:
Research and development	10,214	10,593	10,976	11,273
Sales and marketing	25,631	29,108	28,138	29,508
General and administrative	5,658	5,493	6,195	7,142
Total operating expenses	41,503	45,194	45,309	47,923
Loss from operations	(2,087)	(2,397)	30	1,316
Other expense, net	(106)	(220)	(45)	(247)
Loss before provision for (benefit from) income taxes	(2,193)	(2,617)	(15)	1,069
Provision for (benefit from) income taxes	197	629	242	(418)
Net loss	$(2,390)	$(3,246)	$(257)	$1,487

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.01)	$0.03

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
Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of July 31, 2014, which is included in Item 8 of Part II of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
The information required by this Item is incorporated by reference from our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2014.

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

INFOBLOX INC.

Dated: September 25, 2014	By:	/S/ Remo E. Canessa
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

Signature	Title	Date

/S/ Robert D. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2014
Robert D. Thomas

/S/ Remo E. Canessa	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2014
Remo E. Canessa

/S/ Richard E. Belluzzo	Director	September 25, 2014
Richard E. Belluzzo

/S/ Laura C. Conigliaro	Director	September 25, 2014
Laura C. Conigliaro

/S/ Philip Fasano	Director	September 25, 2014
Philip Fasano

/S/ Fred M. Gerson	Director	September 25, 2014
Fred M. Gerson

/S/ Michael L. Goguen	Director	September 25, 2014
Michael L. Goguen

/S/ Daniel J. Phelps	Director	September 25, 2014
Daniel J. Phelps

Exhibit Index

Exhibit Number	Exhibit Title	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date
3.01	Form of Restated Certificate of Incorporation of the Registrant.	S-1	333-178925	3.02	April 9, 2012
3.02	Form of Restated Bylaws of the Registrant.	S-1	333-178925	3.04	April 9, 2012
4.01	Form of Registrant's Common Stock Certificate.	S-1	333-178925	4.01	April 9, 2012
4.02	Third Amended and Restated Investors' Rights Agreement by and among the Registrant and the Preferred Stockholders of the Registrant dated May 1, 2010.	S-1	333-178925	4.02	January 6, 2012
10.01†*	Separation Agreement with Christopher J. Andrews, dated September 12, 2014
10.02†*	Description of Infoblox Fiscal Year 2015 Bonus Plan
10.03†*	Description of Infoblox Fiscal Year 2015 Worldwide Sales Compensation Plan
10.04†*	Offer Letter to Scott J. Fulton from the Registrant, dated February 28, 2014
10.05†*	Separation Agreement with Wendell Stephen Nye, dated April 29, 2014
10.06†	2012 Employee Stock Purchase Plan, As Amended on February 25, 2014	10-Q	001-35507	10.01	March 7, 2014
10.07†	2012 Equity Incentive Plan	10-Q	001-35507	10.02	March 5, 2013
10.08†	Forms of Equity Award Agreements under 2012 Equity Incentive Plan	S-8	333-180840	99.4	April 20, 2012
10.09†	Form of Indemnity Agreement.	S-1	333-178925	10.01	April 9, 2012
10.10†	2003 Stock Plan and Form of Option Grant.	S-8	333-178925	10.02	January 6, 2012
10.11†	2005 Stock Plan.	S-1	333-178925	10.03	January 6, 2012
10.12	Lease Agreement between Registrant and 3111-3141 Coronado Drive Associates, LLC, dated May 25, 2012.	10-Q	001-35507	10.04	June 1, 2012
10.13†	Offer Letter to Robert D. Thomas from the Registrant, dated August 3, 2004, as amended on December 5, 2008.	S-1	333-178925	10.08	January 6, 2012
10.14†	Form of Change in Control Severance Agreement for Robert D. Thomas, to be entered into prior to the closing of this offering.	S-1	333-178925	10.09	January 6, 2012
10.15†	Offer Letter to Remo E. Canessa from the Registrant, dated October 7, 2004, as amended on December 5, 2008.	S-1	333-178925	10.10	January 6, 2012
10.16†	Form of Change in Control Severance Agreement.	S-1	333-178925	10.21	April 9, 2012
23.01*	Consent of Independent Registered Public Accounting Firm
24.01*	Power of Attorney (included on Page 112)
31.01*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Schema Linkbase Document
101.CAL††	XBRL Taxonomy Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Definition Linkbase Document
101.LAB††	XBRL Taxonomy Labels Linkbase Document
101.PRE††	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
†	Indicates a management contract, compensatory plan or arrangement
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