Form 10-Q
period 2014-10-31
INFOBLOX INC
filed 2014-12-04
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at November 30, 2014
Common Stock, $0.0001 par value per share	55,828,691

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,544	$78,535
Short-term investments	202,438	191,316
Accounts receivable, net	36,321	36,420
Inventory	7,323	6,345
Deferred tax assets	285	285
Prepaid expenses and other current assets	7,178	7,221
Total current assets	333,089	320,122
Property and equipment, net	18,784	18,785
Restricted cash	3,514	3,516
Intangible assets, net	3,479	4,096
Goodwill	33,293	33,293
Other assets	710	756
TOTAL ASSETS	$392,869	$380,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,274	$15,648
Accrued compensation	15,237	13,197
Deferred revenue, net	86,127	81,964
Total current liabilities	117,638	110,809
Deferred revenue, net	35,128	34,149
Deferred tax liability	341	285
Other liabilities	5,821	6,029
TOTAL LIABILITIES	158,928	151,272
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 55,780 shares and 55,065 shares issued and outstanding as of October 31, 2014 and July 31, 2014	6	6
Additional paid-in capital	380,697	365,833
Accumulated other comprehensive loss	(93)	(84)
Accumulated deficit	(146,669)	(136,459)
TOTAL STOCKHOLDERS’ EQUITY	233,941	229,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,869	$380,568

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net revenue:
Products and licenses	$31,508	$35,962
Services	35,211	27,559
Total net revenue	66,719	63,521
Cost of revenue:
Products and licenses	7,467	7,887
Services	7,467	5,821
Total cost of revenue	14,934	13,708
Gross profit	51,785	49,813
Operating expenses:
Research and development	14,570	11,600
Sales and marketing	38,455	33,131
General and administrative	7,960	6,986
Total operating expenses	60,985	51,717
Loss from operations	(9,200)	(1,904)
Other expense, net	(190)	(101)
Loss before provision for income taxes	(9,390)	(2,005)
Provision for income taxes	820	544
Net loss	$(10,210)	$(2,549)

Net loss per share - basic and diluted	$(0.18)	$(0.05)

Weighted-average shares used in computing net loss per share - basic and diluted	55,371	52,274
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net loss	$(10,210)	$(2,549)
Other comprehensive income (loss)
Unrealized holding gain (loss) on short-term investments, net	(9)	22
Comprehensive loss	$(10,219)	$(2,527)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,210)	$(2,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	12,222	9,041
Depreciation and amortization	2,213	2,105
Excess tax benefits from employee stock plans	(600)	(441)
Other	598	144
Changes in operating assets and liabilities:
Accounts receivable, net	99	(917)
Inventory	(978)	(818)
Prepaid expenses, other current assets and other assets	597	759
Accounts payable and accrued liabilities	1,380	1,517
Accrued compensation	2,040	1,137
Deferred revenue, net	5,142	5,117
Other liabilities	(208)	(189)
Net cash provided by operating activities	12,295	14,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(32,577)	(27,067)
Proceeds from maturities of short-term investments	20,340	21,560
Proceeds from sales of short-term investments	1,001	—
Purchases of property and equipment	(1,751)	(1,507)
Net cash used in investing activities	(12,987)	(7,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	1,535	6,080
Excess tax benefits from employee stock plans	600	441
Net cash provided by financing activities	2,135	6,521
Effect of foreign exchange rate changes on cash and cash equivalents	(434)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,009	14,413
CASH AND CASH EQUIVALENTS—Beginning of period	78,535	69,828
CASH AND CASH EQUIVALENTS—End of period	$79,544	$84,241
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$328	$203
Cash paid for income taxes, net	$172	$117
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of October 31, 2014 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended October 31, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of July 31, 2014 was derived from the audited consolidated balance sheet as of July 31, 2014. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2014, our results of operations, comprehensive loss and cash flows for the three months ended October 31, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three months ended October 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2015.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There have been no significant changes in our accounting policies during the three months ended October 31, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2014.
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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended October 31, 2014, Exclusive Networks Ltd., a distributor, accounted for 11.6% of our total net revenue. For the three months ended October 31, 2013, no customer represented more than 10% of our total net revenue. Exclusive Networks Ltd. and Arrow Electronics, Inc. accounted for 11.0% and 10.2% of our total gross accounts receivable as of October 31, 2014. Exclusive Networks Ltd. accounted for 12.8% of our total gross accounts receivable as of July 31, 2014. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for us in the first quarter of our fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2014	2013

	(In thousands)
Restricted stock units	3,267	1,533
Stock options to purchase common stock	3,023	4,353
Employee Stock Purchase Plan	271	327

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of October 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$8,563	$—	$—	$8,563
Short-term investments:
U.S. Treasury securities	142,269	42	(42)	142,269
U.S. government agency securities	39,903	2	(31)	39,874
FDIC-backed certificates of deposit	20,360	5	(70)	20,295
Total short-term investments	202,532	49	(143)	202,438
Restricted cash:
U.S. Treasury securities	3,413	1	—	3,414
Total cash equivalents, short-term investments and restricted cash	$214,508	$50	$(143)	$214,415

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of October 31, 2014:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$104,893	$104,901
Due after one year through two years	97,639	97,537
Total	$202,532	$202,438

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at October 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$8,563	$—	$—	$8,563
Short-term investments:
U.S. Treasury securities	142,269	—	—	142,269
U.S. government agency securities	—	39,874	—	39,874
FDIC-backed certificates of deposit	—	20,295	—	20,295
Total short-term investments	142,269	60,169	—	202,438

Restricted cash:
U.S. Treasury securities	3,414	—	—	3,414
Total financial assets	$154,246	$60,169	$—	$214,415

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three months ended October 31, 2014.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	October 31, 2014	July 31, 2014

	(In thousands)
Raw materials	$343	$474
Finished goods	6,980	5,871
Total inventory	$7,323	$6,345

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	October 31, 2014	July 31, 2014

	(In thousands)
Deferred revenue:
Products and licenses	$5,983	$5,120
Services	117,390	112,642
Total deferred revenue	123,373	117,762
Deferred cost of revenue:
Products and licenses	616	449
Services	1,502	1,200
Total deferred cost of revenue	2,118	1,649
Total deferred revenue, net	121,255	116,113
Less current portion	86,127	81,964
Non-current portion	$35,128	$34,149

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. As of October 31, 2014, we had $7.6 million of open purchase orders with this independent contract manufacturer that may not be cancelable.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Other than the litigation matters described below, as to which we are unable to make a materiality determination, we do not believe we are party to any currently pending legal proceedings, the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Ansfield v. Infoblox Inc., et al., Case No. 3:14-cv-02500-VC (N.D. Cal.); Beqaj v. Infoblox Inc., et al., Case No. 3:14-cv-02564-VC (N.D. Cal.); and Achey, et al. v. Infoblox Inc., et al., Case No. 3:14-cv-02644-VC (N.D. Cal.). Beginning on May 30, 2014, the first of three putative securities class action suits was filed in the United States District Court for the Northern District of California against the Company and two of its officers. These suits, which have been deemed to be related cases, allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company’s financial results, business, operations and prospects. The suits assert claims covering the period from September 5, 2013 through May 29, 2014, are purportedly brought on behalf of purchasers of the Company's securities during that period, and seek compensatory damages, interest, costs and expenses, as well as equitable or other relief. On September 25, 2014, the lead plaintiffs were appointed and the suits consolidated.  On November 25, 2014, the lead plaintiffs voluntarily dismissed their claims without prejudice.

Burnam v. Infoblox Inc., et al., Case No, 5:14-cv-05107-PSG (N.D. Cal). On November 19, 2014, a stockholder derivative lawsuit was filed in the United State District Court for the Northern District of California against current and former officers and directors of the Company, with the Company as a nominal defendant. The case is based on allegations similar to those in the securities class action and asserts claims for breach of fiduciary duties, waste of corporate assets, insider trading and misappropriation of information, gross mismanagement, and unjust enrichment.  As of December 4, 2014, the defendants have not yet responded to the complaint. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. In December 2013, we filed a motion to dismiss the Action. A hearing was held on the motion in August 2014 and the parties are awaiting the ruling on the motion. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of October 31, 2014 and July 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended October 31,
	2014	2013

	(In thousands)
Cost of revenue	$1,203	$704
Research and development	2,608	1,672
Sales and marketing	6,348	5,192
General and administrative	2,063	1,473
	$12,222	$9,041

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended October 31,
	2014	2013

	(In thousands)
RSUs	$7,438	$4,771
Stock options	2,706	3,068
ESPP	2,078	1,202
	$12,222	$9,041
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of October 31, 2014:

	As of October 31, 2014	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$70,125	2.66
Stock options	14,005	1.94
ESPP	6,087	1.13
Total unrecognized stock-based compensation balance	$90,217	2.45

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of stock option grants was estimated at the date of grant and start of the offering period using the following assumptions:

	Three Months Ended October 31,
	2014	2013
Expected term (in years)	6.08	6.08
Risk-free interest rate	1.88%	1.83%
Expected volatility	57%	54%
Dividend rate	—%	—%
Weighted average fair value per share	$7.90	$21.98

Stock Option Activity
A summary of the stock option activity under our stock plans during the three months ended October 31, 2014 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2014	4,914	$12.52	6.67	$14,980
Granted	348	$14.49
Exercised	(303)	$6.74
Canceled due to forfeitures	(117)	$17.66
Outstanding as of October 31, 2014	4,842	$12.90	6.64	$26,409
Vested and expected to vest as of October 31, 2014	4,695	$12.70	6.58	$26,136
Vested and exercisable as of October 31, 2014	2,931	$9.84	5.63	$21,539

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity
A summary of the restricted stock unit activity during the three months ended October 31, 2014 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2014	3,442	$26.47
Granted	1,480	$14.40
Vested	(412)	$33.33
Cancellations due to forfeitures	(262)	$26.04
Outstanding as of October 31, 2014	4,248	$21.62

NOTE 7. INCOME TAXES
The provision for income taxes for the three months ended October 31, 2014 and 2013 was $0.8 million and $0.5 million, which consisted of federal minimum taxes, and state and foreign income taxes. The increase in the provision for income taxes for the three months ended October 31, 2014 compared to the same period in the prior year was principally attributable to higher federal and foreign income taxes as a result of higher fiscal 2015 projected taxable income

For the three months ended October 31, 2014 and 2013, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. and Canadian deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the net U.S. and Canadian deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against net U.S. and Canadian deferred tax assets as of October 31, 2014 and July 31, 2014. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended October 31, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended October 31,
	2014	2013

	(In thousands)
Americas	$44,850	$43,303
Europe, Middle East and Africa ("EMEA")	15,897	13,978
Asia Pacific ("APAC")	5,972	6,240
Total net revenue	$66,719	$63,521
Included within the Americas total in the above table is revenue from sales in the United States of $42.3 million and $40.4 million for the three months ended October 31, 2014 and 2013. Aside from the United States, no other country comprised more than 10% of our net revenue for the three months ended October 31, 2014 and 2013.

Our property and equipment, net by location is summarized as follows:

	October 31, 2014	July 31, 2014

	(In thousands)
Americas	$17,823	$17,882
EMEA	667	669
APAC	294	234
Total property and equipment, net	$18,784	$18,785

Included within the Americas total in the above table is property and equipment, net in the United States of $17.5 million and $17.8 million as of October 31, 2014 and July 31, 2014.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 25, 2014. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Infoblox,” “we,” “us,” and “our” refer to Infoblox and its consolidated subsidiaries.
Overview
We are a leader in network control, network automation and domain name system (DNS) security though appliance-based solutions that enable and secure dynamic networks and next-generation data centers. Our solutions combine real-time IP address management, automation of key network control, change and configuration management processes and DNS based infrastructure security in purpose-built physical and virtual appliances. Our solutions are based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. In addition, our solutions use our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture.

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 52.8% and 43.4% of our total net revenue for the three months ended October 31, 2014 and 2013.
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

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy platforms with more automated solutions. In addition, we believe the cyber-threat landscape and new attacks on DNS and exfiltration of data via DNS have created significant security opportunities and greater need for our products. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to network control solutions and seek to secure their DNS-based infrastructure.  Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners.  Since our prior results have benefitted from our success at selling more complex and higher performance configurations of our product solutions, which generally result in higher value per product sold, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve these growth objectives, we intend to continue to invest for long-term growth by, among other things, expanding our field sales force, our channel and technology partnerships and our programs to market our solutions. In addition, we expect to continue to invest in research and development and selective acquisitions in order to expand the capabilities of our solutions. We expect that our operating results will be impacted by the timing and size of these investments over the next few quarters.

Financial Highlights

In the first quarter of fiscal 2015, we saw continued year-over-year growth in total net revenue led by a significant increase in EMEA. We also experienced a modest increase in the Americas and a slight decrease in APAC during the first quarter. Total net revenue increased 5.0% year-over-year with services increasing by 27.8% while products and licenses revenue decreased by 12.4%. From a geographic perspective, year-over-year revenue increased by 13.7% in EMEA and 3.6% in the Americas while APAC decreased by 4.3%. Sequentially, services revenue increased by 7.0% while products and licenses revenue decreased 1.6% from the prior quarter and revenue in the Americas and EMEA increased 5.3% and 1.6% while APAC revenue decreased 10.2%.

During the quarter, we generated $12.3 million in cash flows from operating activities and exited the first quarter with approximately $282.0 million in cash, cash equivalents and short term investments and $121.3 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the three months ended October 31, 2014, total operating expenses increased by 17.9% compared to the same period in the prior year. As of October 31, 2014, our employee count was 694 representing an increase of 9.6% from October 31, 2013 and was the most significant driver of the increase in costs and operating expenses.

Stock-based compensation expense amounted to $12.2 million and $9.0 million in the three months ended October 31, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three months ended October 31, 2014 and 2013.

	Three Months Ended October 31,
	2014	2013

	(In thousands)
Net revenue:
Products and licenses	$31,508	$35,962
Services	35,211	27,559
Total net revenue	66,719	63,521
Cost of revenue(1):
Products and licenses(2)	7,467	7,887
Services	7,467	5,821
Total cost of revenue	14,934	13,708
Gross profit	51,785	49,813
Operating expenses:
Research and development(1)	14,570	11,600
Sales and marketing(1) (2)	38,455	33,131
General and administrative(1)	7,960	6,986
Total operating expenses	60,985	51,717
Loss from operations	(9,200)	(1,904)
Other expense, net	(190)	(101)
Loss before provision for income taxes	(9,390)	(2,005)
Provision for income taxes	820	544
Net loss	$(10,210)	$(2,549)

	Three Months Ended October 31,
	2014	2013
Net revenue:
Products and licenses	47.2%	56.6%
Services	52.8	43.4
Total net revenue	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.2	12.4
Services	11.2	9.2
Total cost of revenue	22.4	21.6
Gross margin	77.6	78.4
Operating expenses:
Research and development(1)	21.9	18.3
Sales and marketing(1) (2)	57.6	52.1
General and administrative(1)	11.9	11.0
Total operating expenses	91.4	81.4
Operating margin	(13.8)	(3.0)
Other expense, net	(0.3)	(0.2)
Loss before provision for income taxes	(14.1)	(3.2)
Provision for income taxes	1.2	0.8
Net loss	(15.3)%	(4.0)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended October 31,
	2014	2013
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,203	$704
Research and development	2,608	1,672
Sales and marketing	6,348	5,192
General and administrative	2,063	1,473
Total stock-based compensation	$12,222	$9,041

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended October 31,
	2014	2013
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$290	$254
Sales and marketing	327	327
Total intangible asset amortization expense	$617	$581
Results of Operations for the Three Months Ended October 31, 2014 and 2013
The following table presents our net revenue for the three months ended October 31, 2014 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended October 31,		Change in
	2014	2013	$	%
	(Dollars in thousands)
Products and licenses	$31,508	$35,962	$(4,454)	(12.4)%
Services	35,211	27,559	7,652	27.8%
Total net revenue	$66,719	$63,521	$3,198	5.0%

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013
Our net revenue increased by $3.2 million, or 5.0%, to $66.7 million during the three months ended October 31, 2014 from $63.5 million during the three months ended October 31, 2013.
Products and licenses revenue decreased by $4.5 million, or 12.4%, to $31.5 million during the three months ended October 31, 2014 from $36.0 million during the three months ended October 31, 2013. The change was due primarily to a higher mix of our sales being comprised of lower capacity and performance products.
Services revenue increased $7.7 million, or 27.8%, to $35.2 million during the three months ended October 31, 2014 from $27.6 million during the three months ended October 31, 2013. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts, and to a lesser extent, sales of our subscription products, for which revenue is recognized ratably over the relevant service or subscription period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Gross Profit

	Three Months Ended October 31,		Change in
	2014	2013	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$24,041	$28,075	$(4,034)	(14.4)%
Products and licenses gross margin	76.3%	78.1%		(1.8)
Services Gross Profit:
Services gross profit	$27,744	$21,738	$6,006	27.6%
Services gross margin	78.8%	78.9%		(0.1)
Total Gross Profit:
Total gross profit	$51,785	$49,813	$1,972	4.0%
Total gross margin	77.6%	78.4%		(0.8)

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013
Total gross margin during the three months ended October 31, 2014 was 0.8 percentage point lower than the same period in the prior year primarily due to the decrease in our products and licenses gross margin. Products and licenses gross margin decreased by 1.8 percentage points primarily due to a larger mix of our sales being comprised of lower margin products and to a lesser extent, products and licenses revenue decreased while the related cost of sales remained relatively constant year-over-year.
    Services gross margin during the three months ended October 31, 2014 was flat compared to same period in prior year.
Operating Expenses

	Three Months Ended October 31,		Change in
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$14,570	$11,600	$2,970	25.6%
Sales and marketing	38,455	33,131	5,324	16.1%
General and administrative	7,960	6,986	974	13.9%
Total operating expenses	$60,985	$51,717	$9,268	17.9%
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013
Research and Development Expenses
Research and development expenses increased by $3.0 million, or 25.6%, to $14.6 million during the three months ended October 31, 2014 from $11.6 million during the three months ended October 31, 2013. The change was primarily attributable to a $1.8 million increase in personnel costs, which includes a $0.9 million increase in stock-based compensation associated with our equity compensation programs. The change was also attributable to a $0.7 million increase in the cost of third-party engineering and development services and a $0.4 million increase in facility and information technology related expenses. We intend to continue to invest in our research and development organization and expect research and development expense to grow over the course of fiscal 2015, but decline slightly as a percentage of revenue.

Sales and Marketing Expenses
Sales and marketing expenses increased by $5.3 million, or 16.1%, to $38.5 million during the three months ended October 31, 2014 from $33.1 million during the three months ended October 31, 2013. The change was primarily related to a $4.3 million increase in personnel costs, which includes a $1.2 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $0.4 million increase in third-party sales and marketing services, a $0.3 million increase in marketing expenses related to increased participation in marketing events with channel and technology partners, and a $0.3 million increase in facility and information technology related expenses. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense to grow over the course of fiscal 2015, but decline slightly as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses increased by $1.0 million, or 13.9%, to $8.0 million during the three months ended October 31, 2014 from $7.0 million during the three months ended October 31, 2013. The change was principally attributable to a $0.8 million increase in personnel costs, which includes a $0.6 million increase in stock-based compensation related to our equity compensation programs. We expect general and administrative expense to grow over the course of fiscal 2015, but remain relatively consistent as a percentage of revenue.
Provision for Income Taxes

	Three Months Ended October 31,		Change in
	2014	2013	$	%
	(Dollars in thousands)
Provision for income taxes	$820	$544	$276	50.7%
The provision for income taxes for the three months ended October 31, 2014 and 2013 was $0.8 million and $0.5 million. The provision for income taxes consisted of federal minimum taxes, and state and foreign income taxes. The increase in the provision for income taxes for the three months ended October 31, 2014 compared to the same period in the prior year was principally attributable to higher federal and foreign income taxes as a result of higher fiscal 2015 projected taxable income. We continued to provide a full valuation allowance against the U.S. and Canadian deferred tax assets. As a result of the utilization of our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.

Liquidity and Capital Resources

	October 31, 2014	July 31, 2014

	(In thousands)
Cash and cash equivalents	$79,544	$78,535
Short-term investments	202,438	191,316
Total cash, cash equivalents and short-term investments	$281,982	$269,851

Working Capital	$215,451	$209,313

	Three Months Ended October 31,
	2014	2013

	(In thousands)
Net cash provided by operating activities	$12,295	$14,906
Net cash used in investing activities	$(12,987)	$(7,014)
Net cash provided by financing activities	$2,135	$6,521
Cash, Cash Equivalents and Short-term Investments
As of October 31, 2014, we had cash, cash equivalents and short-term investments of $282.0 million, including $9.0 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.5 million of U.S. Treasury securities and time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $12.3 million during the three months ended October 31, 2014 was primarily attributable to a net loss of $10.2 million, which was offset by non-cash charges of $12.2 million for stock-based compensation, $2.2 million for depreciation and amortization and an $8.1 million cash inflow from the change in our net operating assets and liabilities. The $8.1 million change in our net operating assets and liabilities was primarily the result of a $5.1 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts, a $2.0 million increase in accrued compensation primarily due to employee contributions under our ESPP, a $1.4 million increase in accounts payable and accrued liabilities, and a $0.6 million decrease in prepaid expenses, other current assets and other assets, partially offset by a $1.0 million increase in inventory primarily due to an increase in inventory at our international depots.

    Cash provided by operating activities of $14.9 million during the three months ended October 31, 2013 was primarily attributable to a net loss of $2.5 million, which was more than offset by non-cash charges of $9.0 million for stock-based compensation, $2.1 million for depreciation and amortization and a $6.6 million cash inflow from the change in our net operating assets and liabilities. The $6.6 million change in our net operating assets and liabilities was primarily the result of a $5.1 million increase in deferred revenue attributable to an increase in our established base of maintenance and support contracts, a $1.5 million increase in accounts payable and accrued liabilities, a $1.1 million increase in accrued compensation primarily due to employee contributions under our ESPP and an $0.8 million decrease in prepaid expenses, other current assets and other assets, partially offset by a $0.9 million increase in accounts receivable due to the growth of our business and the timing of invoicing, a $0.8 million increase in inventory and a $0.2 million decrease in other liabilities.
Cash Flows from Investing Activities
The $13.0 million cash used in our investing activities during the three months ended October 31, 2014 was primarily due to $32.6 million in cash used to purchase short-term investments and $1.8 million in cash used mainly for purchases of computer equipment and software, partially offset by $21.3 million of proceeds from maturities and sales of short-term investments.
The $7.0 million cash used in our investing activities during the three months ended October 31, 2013 was primarily due to $27.1 million in cash used to purchase short-term investments and $1.5 million in cash used for purchases of computer equipment and software and certain leasehold improvements, partially offset by $21.6 million of proceeds from maturities of short-term investments.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended October 31, 2014 and 2013 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $1.5 million and $6.1 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Contractual Obligations

As of October 31, 2014, we had $8.2 million in purchase commitments with our third-party contract manufacturers. There have been no other significant changes during the three months ended October 31, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
Off-Balance Sheet Arrangements
As of October 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our exposures to market risk have not changed materially since July 31, 2014. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended July 31, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Other than the litigation matters described below, as to which we are unable to make a materiality determination, we do not believe we are party to any currently pending legal proceedings, the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of October 31, 2014 and July 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

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

Securities Litigation

Ansfield v. Infoblox Inc., et al., Case No. 3:14-cv-02500-VC (N.D. Cal.); Beqaj v. Infoblox Inc., et al., Case No. 3:14-cv-02564-VC (N.D. Cal.); and Achey, et al. v. Infoblox Inc., et al., Case No. 3:14-cv-02644-VC (N.D. Cal.). Beginning on May 30, 2014, the first of three putative securities class action suits was filed in the United States District Court for the Northern District of California against the Company and two of its officers. These suits, which have been deemed to be related cases, allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company’s financial results, business, operations and prospects. The suits assert claims covering the period from September 5, 2013 through May 29, 2014, are purportedly brought on behalf of purchasers of the Company's securities during that period, and seek compensatory damages, interest, costs and expenses, as well as equitable or other relief. On September 25, 2014, the lead plaintiffs were appointed and the suits consolidated. On November 25, 2014, the lead plaintiffs voluntarily dismissed their claims without prejudice.

Burnam v. Infoblox Inc., et al., Case No, 5:14-cv-05107-PSG (N.D. Cal). On November 19, 2014, a stockholder derivative lawsuit was filed in the United State District Court for the Northern District of California against current and former officers and directors of the Company, with the Company as a nominal defendant. The case is based on allegations similar to those in the securities class action and asserts claims for breach of fiduciary duties, waste of corporate assets, insider trading and misappropriation of information, gross mismanagement, and unjust enrichment. As of December 4, 2014, the defendants have not yet responded to the complaint. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three months ended October 31, 2014, we incurred a net loss of $10.2 million. As a result, we had an accumulated deficit of $146.7 million at October 31, 2014. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

The sale and licensing of our products generates a significant portion of our net revenue. The timing of sales and licensing of products can be difficult to predict and can result in significant fluctuations in our net revenue from period to period. Our operating results have fluctuated significantly in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our net revenue and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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

Replacing departing executive officers and key employees can involve organizational disruption, including employee losses. We have experienced transitions among our executive officers, including the announced appointment of a new President and Chief Executive Officer and the appointment of a new Executive Vice President, Worldwide Field Operations.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During the three months ended October 31, 2014 and 2013, 36.6% and 36.4% of our net revenue were derived from customers outside of the United States. During the three months ended October 31, 2014, revenue from customers in the United States grew 4.7% year-over-year while revenue generated internationally grew 5.7% year-over-year. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, following the volatility in the trading price of our common stock in fiscal 2014, class actions were filed beginning on May 30, 2014 against us and two of our officers and a stockholder derivative suit was filed November 19, 2014 against several of our current directors and one former director. We may be the target of these types of litigation in the future. The outcome of securities class actions and stockholder derivative lawsuits is difficult to predict. Plaintiffs in these matters may seek recovery of very large or indeterminate amounts. The monetary and other impact of these actions may remain unknown for substantial periods of time. Accordingly, litigation of these types against us could result in substantial costs to defend or settle these matters and divert our management’s attention and resources, which could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May be Purchased Under the Program
August 1, 2014 - August 31, 2014	730	$7.04	—	—
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

Infoblox Inc.

Date: December 4, 2014	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1+	Separation Agreement with Christopher J. Andrews (1)
10.2+	Offer Letter to Scott J. Fulton (2)
10.3+	Description of Infoblox Fiscal Year 2015 Bonus Plan (3)
10.4+	Description of Infoblox Fiscal Year 2015 World Wide Sales Compensation Plan (4)
31.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert D. Thomas, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)
Previously filed as Exhibit 10.01 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 25, 2014, and incorporated by reference herein.

(2)
Previously filed as Exhibit 10.04 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 25, 2014, and incorporated by reference herein.

(3)
Previously filed as Exhibit 10.02 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 25, 2014, and incorporated by reference herein.

(4)
Previously filed as Exhibit 10.03 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 25, 2014, and incorporated by reference herein.