Form 10-Q
period 2015-01-31
INFOBLOX INC
filed 2015-03-06
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ x ]   No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ x ]  No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	[ x ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]   No  [ x ]
Shares outstanding of the registrant’s common stock:

Class	Outstanding at February 28, 2015
Common Stock, $0.0001 par value per share	56,660,371

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,234	$78,535
Short-term investments	205,628	191,316
Accounts receivable, net	38,893	36,420
Inventory	7,612	6,345
Prepaid expenses and other current assets	8,902	7,506
Total current assets	355,269	320,122
Property and equipment, net	18,771	18,785
Restricted cash	3,518	3,516
Intangible assets, net	2,862	4,096
Goodwill	33,293	33,293
Other assets	1,432	756
TOTAL ASSETS	$415,145	$380,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15,855	$15,648
Accrued compensation	16,444	13,197
Deferred revenue, net	92,837	81,964
Total current liabilities	125,136	110,809
Deferred revenue, net	38,515	34,149
Other liabilities	5,946	6,314
TOTAL LIABILITIES	169,597	151,272
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 56,525 shares and 55,065 shares issued and outstanding as of January 31, 2015 and July 31, 2014	6	6
Additional paid-in capital	399,210	365,833
Accumulated other comprehensive income (loss)	12	(84)
Accumulated deficit	(153,680)	(136,459)
TOTAL STOCKHOLDERS’ EQUITY	245,548	229,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,145	$380,568

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
Net revenue:
Products and licenses	$37,917	$31,565	$69,425	$67,527
Services	36,387	29,317	71,598	56,876
Total net revenue	74,304	60,882	141,023	124,403
Cost of revenue:
Products and licenses	8,787	7,086	16,254	14,973
Services	7,491	6,633	14,958	12,454
Total cost of revenue	16,278	13,719	31,212	27,427
Gross profit	58,026	47,163	109,811	96,976
Operating expenses:
Research and development	15,504	11,844	30,074	23,444
Sales and marketing	39,788	32,854	78,243	65,985
General and administrative	9,355	6,848	17,315	13,834
Total operating expenses	64,647	51,546	125,632	103,263
Loss from operations	(6,621)	(4,383)	(15,821)	(6,287)
Other expense, net	(590)	(103)	(780)	(204)
Loss before provision for (benefit from) income taxes	(7,211)	(4,486)	(16,601)	(6,491)
Provision for (benefit from) income taxes	(200)	(92)	620	452
Net loss	$(7,011)	$(4,394)	$(17,221)	$(6,943)

Net loss per share - basic and diluted	$(0.13)	$(0.08)	$(0.31)	$(0.13)

Weighted-average shares used in computing net loss per share - basic and diluted	56,087	53,284	55,729	52,779
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
Net loss	$(7,011)	$(4,394)	$(17,221)	$(6,943)
Other comprehensive income
Unrealized holding gain on short-term investments, net	105	23	96	45
Comprehensive loss	$(6,906)	$(4,371)	$(17,125)	$(6,898)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,221)	$(6,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	24,339	19,465
Depreciation and amortization	4,437	4,320
Excess tax benefits from employee stock plans	(241)	(124)
Other	1,552	319
Changes in operating assets and liabilities:
Accounts receivable, net	(2,473)	5,191
Inventory	(1,267)	(919)
Prepaid expenses, other current assets and other assets	(907)	640
Accounts payable and accrued liabilities	553	1,619
Accrued compensation	3,247	(3,075)
Deferred revenue, net	15,239	12,362
Other liabilities	(430)	(375)
Net cash provided by operating activities	26,828	32,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(56,316)	(68,813)
Proceeds from maturities of short-term investments	40,880	40,160
Proceeds from sales of short-term investments	1,001	—
Purchases of property and equipment	(3,299)	(3,725)
Business acquisition	—	(1,000)
Net cash used in investing activities	(17,734)	(33,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	7,633	13,976
Excess tax benefits from employee stock plans	241	124
Net cash provided by financing activities	7,874	14,100
Effect of foreign exchange rate changes on cash and cash equivalents	(1,269)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,699	13,202
CASH AND CASH EQUIVALENTS—Beginning of period	78,535	69,828
CASH AND CASH EQUIVALENTS—End of period	$94,234	$83,030
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$378	$214
Cash paid for income taxes, net	$138	$229
Restricted stock units issued in connection with business acquisition	$—	$573
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of January 31, 2015 and the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended January 31, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of July 31, 2014 was derived from the audited consolidated balance sheet as of July 31, 2014. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of January 31, 2015, our results of operations and comprehensive loss for the three and six months ended January 31, 2015 and 2014 and cash flows for the six months ended January 31, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three and six months ended January 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2015.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There have been no significant changes in our accounting policies during the six months ended January 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2014.
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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three months ended January 31, 2015, no customer accounted for more than 10% of our total net revenue. For the six months ended January 31, 2015, Exclusive Networks Ltd., a distributor, accounted for 10.7% of our total net revenue. For the three months ended January 31, 2014, Exclusive Networks Ltd. accounted for 10.1% of our total net revenue. For the six months ended January 31, 2014, no customer represented more than10% of our total net revenue. No customer accounted for more than 10% of our total gross accounts receivable as of January 31, 2015. Exclusive Networks Ltd. accounted for 12.8% of our total gross accounts receivable as of July 31, 2014. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update
(ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for us in the first quarter of our fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014

	(In thousands)
Stock options to purchase common stock	3,412	3,817	3,221	4,100
Restricted stock units	1,946	1,859	2,229	1,736
Employee Stock Purchase Plan	58	264	260	273

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of January 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,559	$—	$—	$5,559
Short-term investments:
U.S. Treasury securities	143,921	62	(29)	143,954
U.S. government agency securities	40,855	26	(3)	40,878
FDIC-backed certificates of deposit	20,840	7	(51)	20,796
Total short-term investments	205,616	95	(83)	205,628
Restricted cash:
Money market funds	3,417	—	—	3,417
Total cash equivalents, short-term investments and restricted cash	$214,592	$95	$(83)	$214,604

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of January 31, 2015:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$113,910	$113,918
Due after one year through two years	91,706	91,710
Total	$205,616	$205,628

We classify our available-for-sale investments as short-term investments in our condensed consolidated balance sheet based on the availability of the funds for use in operations or strategic investments rather than the actual maturity dates.

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at January 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,559	$—	$—	$5,559
Short-term investments:
U.S. Treasury securities	143,954	—	—	143,954
U.S. government agency securities	—	40,878	—	40,878
FDIC-backed certificates of deposit	—	20,796	—	20,796
Total short-term investments	143,954	61,674	—	205,628

Restricted cash:
Money market funds	3,417	—	—	3,417
Total financial assets	$152,930	$61,674	$—	$214,604

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three and six months ended January 31, 2015.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	January 31, 2015	July 31, 2014

	(In thousands)
Raw materials	$789	$474
Finished goods	6,823	5,871
Total inventory	$7,612	$6,345

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	January 31, 2015	July 31, 2014

	(In thousands)
Deferred revenue:
Products and licenses	$4,914	$5,120
Services	128,832	112,642
Total deferred revenue	133,746	117,762
Deferred cost of revenue:
Products and licenses	346	449
Services	2,048	1,200
Total deferred cost of revenue	2,394	1,649
Total deferred revenue, net	131,352	116,113
Less current portion	92,837	81,964
Non-current portion	$38,515	$34,149

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of January 31, 2015, we had $10.1 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $7.3 million relates to open purchase orders with our primary independent contract manufacturer.

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

Burnam v. Infoblox Inc., et al., Case No, 5:14-cv-05107-PSG (N.D. Cal). On November 19, 2014, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California against current and former officers and directors of the Company, with the Company as a nominal defendant. The case was based on allegations similar to those in securities class action cases filed beginning May 30, 2014 (which class action cases have been voluntarily dismissed by the lead plaintiffs without prejudice) and asserts claims for breach of fiduciary duties, waste of corporate assets, insider trading and misappropriation of information, gross mismanagement, and unjust enrichment.  On December 10, 2014, the plaintiff voluntarily dismissed the claims without prejudice.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of January 31, 2015 and July 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 6. BUSINESS ACQUISITION

In December 2013, we acquired substantially all of the assets of Internet Associates LLC, or IA, a small privately held software company that specialized in the automation of IP address management and IPv6, for a total consideration of $1.6 million. Of this amount, $1.0 million was paid in cash and $0.6 million represented the fair value of fully vested RSUs issued to former IA employees hired by us in connection with the acquisition. Of the total purchase price of $1.6 million, $1.0 million was allocated to the fair value of the core/developed technology and $0.6 million was allocated to the fair value of goodwill. We are amortizing the developed technology on a straight-line basis over an estimated useful life of 7 years. Amortization expense for this intangible asset was insignificant for the three and six months ended January 31, 2015 and 2014.

NOTE 7. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$1,201	$960	$2,404	$1,664
Research and development	2,633	1,911	5,241	3,583
Sales and marketing	5,847	5,876	12,195	11,068
General and administrative	2,436	1,677	4,499	3,150
	$12,117	$10,424	$24,339	$19,465

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
	(In thousands)
RSUs	$7,846	$6,106	$15,284	$10,877
Stock options	2,448	3,377	5,154	6,445
ESPP	1,823	941	3,901	2,143
	$12,117	$10,424	$24,339	$19,465
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of January 31, 2015:

	As of January 31, 2015	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$70,056	2.60
Stock options	13,896	2.33
ESPP	5,668	1.04
Total unrecognized stock-based compensation balance	$89,620	2.46

Determination of Fair Value
The fair value of stock option grants and ESPP purchase rights was estimated at the date of grant and start of the offering period using the following assumptions:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
Stock Options:
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.73%	1.87%	1.80%	1.84%
Expected volatility	55%	54%	56%	54%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$9.40	$15.90	$8.66	$19.81
Employee Stock Purchase Plan:
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00
Risk-free interest rate	0.16% - 0.71%	0.09% - 0.38%	0.16% - 0.71%	0.09% - 0.38%
Expected volatility	71%	55% - 67%	71%	55% - 67%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$9.04	$12.87	$9.04	$12.87

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Activity
A summary of the stock option activity under our stock plans during the six months ended January 31, 2015 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2014	4,914	$12.52	6.67	$14,980
Granted	713	$16.18
Exercised	(587)	$9.34
Canceled due to forfeitures	(293)	$17.65
Outstanding as of January 31, 2015	4,747	$13.15	6.67	$34,103
Vested and expected to vest as of January 31, 2015	4,597	$12.95	6.60	$33,710
Vested and exercisable as of January 31, 2015	2,977	$10.67	5.61	$27,691

Restricted Stock Unit Activity
A summary of the restricted stock unit activity during the six months ended January 31, 2015 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2014	3,442	$26.47
Granted	2,156	$15.50
Vested	(572)	$31.36
Cancellations due to forfeitures	(493)	$24.12
Outstanding as of January 31, 2015	4,533	$20.89

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8. INCOME TAXES
The income tax benefits for the three months ended January 31, 2015 and 2014 were $0.2 million and $0.1 million, which consisted of favorable adjustments to the federal income taxes recorded in the first fiscal quarters of 2015 and 2014, partially offset by state and foreign income taxes.

The provisions for income taxes for the six months ended January 31, 2015 and 2014 were $0.6 million and $0.5 million, which primarily consisted of state and foreign income taxes. The increase in the provision for income taxes for the six months ended January 31, 2015 compared to the same period in the prior year was principally attributable to higher federal and state income taxes as a result of higher projected fiscal 2015 taxable income.
    For the three and six months ended January 31, 2015 and 2014, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three and six months ended January 31, 2015, we also maintained a full valuation allowance against net Canadian deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the net U.S. and Canadian deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against net U.S. and Canadian deferred tax assets as of January 31, 2015 and July 31, 2014. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended January 31, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

NOTE 9. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
	(In thousands)
Americas	$46,578	$40,343	$91,428	$83,646
Europe, Middle East and Africa ("EMEA")	19,228	13,822	35,125	27,800
Asia Pacific ("APAC")	8,498	6,717	14,470	12,957
Total net revenue	$74,304	$60,882	$141,023	$124,403
Included within the Americas total in the above table is revenue from sales in the United States of $44.1 million and $38.1 million for the three months ended January 31, 2015 and 2014 and $86.3 million and $78.5 million for the six months ended January 31, 2015 and 2014. No other country comprised more than 10% of our net revenue for the three months ended January 31, 2015 and 2014.

Our property and equipment, net by location is summarized as follows:

	January 31, 2015	July 31, 2014
	(In thousands)
Americas	$17,806	$17,882
EMEA	646	669
APAC	319	234
Total property and equipment, net	$18,771	$18,785

Included within the Americas total in the above table is property and equipment, net in the United States of $17.8 million and $17.8 million as of January 31, 2015 and July 31, 2014.

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

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 49.0% and 48.2% of our total net revenue for the three months ended January 31, 2015 and 2014 and was 50.8% and 45.7% of our total net revenue for the six months ended January 31, 2015 and 2014.

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

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy platforms with more automated solutions. In addition, we believe the cyber-threat landscape and new attacks on DNS and exfiltration of data via DNS have created significant security opportunities and greater need for our products. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to network control solutions and seek to secure their DNS-based infrastructure.  Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners.  Since our prior results have benefitted from our success at selling more complex and higher performance configurations of our product solutions, which generally result in higher value per product sold, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve these growth objectives, we intend to continue to invest for long-term growth by, among other things, expanding our field sales force, our channel and technology partnerships and our programs to market our solutions. In addition, we expect to continue to invest in research and development and selective acquisitions in order to expand the capabilities of our solutions, as well as in our infrastructure to support expanding operations. We expect that our operating results will be impacted by the timing and size of these investments over the next few quarters.

Financial Highlights

In the second quarter of fiscal 2015, we experienced continued revenue growth. We had net revenue of $74.3 million during the three months ended January 31, 2015, an increase of 22.0% year-over-year and 11.4% compared to the first quarter of fiscal 2015. Products and licenses net revenue during the three months ended January 31, 2015 was $37.9 million, which was an increase of 20.1% year-over-year and 20.3% compared to the first quarter of fiscal 2015. Services revenue during the three months ended January 31, 2015 was $36.4 million, which increased by 24.1% year-over-year and 3.3% compared to the first quarter of fiscal 2015. All geographic regions had both year-over-year and sequential revenue growth.

During the quarter, we generated $14.5 million in cash flows from operating activities and exited the second quarter of fiscal 2015 with approximately $299.9 million in cash, cash equivalents and short term investments and $131.4 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the three and six months ended January 31, 2015, total operating expenses increased by 25.4% and 21.7% compared to the same periods in the prior year which was primarily driven by the increase in personnel related costs.

Stock-based compensation expense amounted to $12.1 million and $10.4 million in the three months ended January 31, 2015 and 2014 and $24.3 million and $19.5 million in the six months ended January 31, 2015 and 2014. We expect to continue to incur significant stock-based compensation expense and we continue to anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three and six months ended January 31, 2015 and 2014.

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014

	(In thousands)
Net revenue:
Products and licenses	$37,917	$31,565	$69,425	$67,527
Services	36,387	29,317	71,598	56,876
Total net revenue	74,304	60,882	141,023	124,403
Cost of revenue(1):
Products and licenses(2)	8,787	7,086	16,254	14,973
Services	7,491	6,633	14,958	12,454
Total cost of revenue	16,278	13,719	31,212	27,427
Gross profit	58,026	47,163	109,811	96,976
Operating expenses:
Research and development(1)	15,504	11,844	30,074	23,444
Sales and marketing(1) (2)	39,788	32,854	78,243	65,985
General and administrative(1)	9,355	6,848	17,315	13,834
Total operating expenses	64,647	51,546	125,632	103,263
Loss from operations	(6,621)	(4,383)	(15,821)	(6,287)
Other expense, net	(590)	(103)	(780)	(204)
Loss before provision for (benefit from) income taxes	(7,211)	(4,486)	(16,601)	(6,491)
Provision for (benefit from) income taxes	(200)	(92)	620	452
Net loss	$(7,011)	$(4,394)	$(17,221)	$(6,943)

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
Net revenue:
Products and licenses	51.0%	51.8%	49.2%	54.3%
Services	49.0	48.2	50.8	45.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.8	11.6	11.5	12.0
Services	10.1	10.9	10.6	10.0
Total cost of revenue	21.9	22.5	22.1	22.0
Gross margin	78.1	77.5	77.9	78.0
Operating expenses:
Research and development(1)	20.9	19.5	21.3	18.9
Sales and marketing(1) (2)	53.5	54.0	55.5	53.1
General and administrative(1)	12.6	11.2	12.3	11.1
Total operating expenses	87.0	84.7	89.1	83.1
Operating margin	(8.9)	(7.2)	(11.2)	(5.1)
Other expense, net	(0.8)	(0.2)	(0.6)	(0.1)
Loss before provision for (benefit from) income taxes	(9.7)	(7.4)	(11.8)	(5.2)
Provision for (benefit from) income taxes	(0.3)	(0.2)	0.4	0.4
Net loss	(9.4)%	(7.2)%	(12.2)%	(5.6)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,201	$960	$2,404	$1,664
Research and development	2,633	1,911	5,241	3,583
Sales and marketing	5,847	5,876	12,195	11,068
General and administrative	2,436	1,677	4,499	3,150
Total stock-based compensation	$12,117	$10,424	$24,339	$19,465

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$290	$276	$580	$530
Sales and marketing	327	327	654	654
Total intangible asset amortization expense	$617	$603	$1,234	$1,184

Results of Operations for the Three and Six Months Ended January 31, 2015 and 2014
The following table presents our net revenue for the three and six months ended January 31, 2015 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Products and licenses	$37,917	$31,565	$6,352	20.1%	$69,425	$67,527	$1,898	2.8%
Services	36,387	29,317	7,070	24.1%	71,598	56,876	14,722	25.9%
Total net revenue	$74,304	$60,882	$13,422	22.0%	$141,023	$124,403	$16,620	13.4%

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014
Our net revenue increased by $13.4 million, or 22.0%, to $74.3 million during the three months ended January 31, 2015 from $60.9 million during the three months ended January 31, 2014.
Products and licenses revenue increased by $6.4 million, or 20.1%, to $37.9 million during the three months ended January 31, 2015 from $31.6 million during the three months ended January 31, 2014. The change was due primarily to increases in unit sales, sales of our security solutions, and sales of products to replace older generations of products.
Services revenue increased $7.1 million, or 24.1%, to $36.4 million during the three months ended January 31, 2015 from $29.3 million during the three months ended January 31, 2014. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts, and to a lesser extent, sales of our subscription products, for which revenue is recognized ratably over the relevant service or subscription period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Six Months Ended January 31, 2015 Compared to Six Months Ended January 31, 2014
Our net revenue increased by $16.6 million, or 13.4%, to $141.0 million during the six months ended January 31, 2015 from $124.4 million during the six months ended January 31, 2014.
Products and licenses revenue increased by $1.9 million, or 2.8%, to $69.4 million during the six months ended January 31, 2015 from $67.5 million during the six months ended January 31, 2014. The change was driven primarily by increases in unit sales, sales of our security solutions, and sales of products to replace older generations of products.
    Services revenue increased $14.7 million, or 25.9%, to $71.6 million during the six months ended January 31, 2015 from $56.9 million during the six months ended January 31, 2014. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period, and to a lesser extent an increase in subscription revenue.

Gross Profit

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2015	2014	$	%	2015	2014	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$29,130	$24,479	$4,651	19.0%	$53,171	$52,554	$617	1.2%
Products and licenses gross margin	76.8%	77.6%		(0.8)	76.6%	77.8%		(1.2)
Services Gross Profit:
Services gross profit	$28,896	$22,684	$6,212	27.4%	$56,640	$44,422	$12,218	27.5%
Services gross margin	79.4%	77.4%		2.0	79.1%	78.1%		1.0
Total Gross Profit:
Total gross profit	$58,026	$47,163	$10,863	23.0%	$109,811	$96,976	$12,835	13.2%
Total gross margin	78.1%	77.5%		0.6	77.9%	78.0%		(0.1)

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014
Total gross margin during the three months ended January 31, 2015 was 0.6 percentage point higher than the same period in the prior year primarily due to a 2 percentage points increase in services gross margin, partially offset by a 0.8 percentage point decrease in our products and licenses gross margin primarily due to the increase in personnel related cost of sales. Services gross margin during the three months ended January 31, 2015 increased by 2 percentage points compared to same period in prior year due to services revenue which increased more than personnel costs.

Six Months Ended January 31, 2015 Compared to Six Months Ended January 31, 2014
Total gross margin during the six months ended January 31, 2015 was relatively flat compared to the same period in the prior year. Products and licenses gross margin decreased by 1.2 percentage points primarily due to a larger mix of our sales being comprised of lower margin products, and to a lesser extent, personnel related cost of sales that increased year-over-year. Services gross margin increased by 1.0 percentage point primarily due to services revenue which increased more than personnel costs.

Operating Expenses

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Research and development	$15,504	$11,844	$3,660	30.9%	$30,074	$23,444	$6,630	28.3%
Sales and marketing	39,788	32,854	6,934	21.1%	78,243	65,985	12,258	18.6%
General and administrative	9,355	6,848	2,507	36.6%	17,315	13,834	3,481	25.2%
Total operating expenses	$64,647	$51,546	$13,101	25.4%	$125,632	$103,263	$22,369	21.7%
Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014
Research and Development Expenses
Research and development expenses increased by $3.7 million, or 30.9%, to $15.5 million during the three months ended January 31, 2015 from $11.8 million during the three months ended January 31, 2014. The change was primarily attributable to a $2.5 million increase in personnel costs, which includes a $0.7 million increase in stock-based compensation associated with our equity compensation programs. The change was also attributable to a $0.6 million increase in facility and information technology related expenses and a $0.5 million increase in the cost of third-party engineering and development services. We intend to continue to invest in our research and development organization and expect research and development expense to grow over the course of fiscal 2015, but remain relatively consistent as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.9 million, or 21.1%, to $39.8 million during the three months ended January 31, 2015 from $32.9 million during the three months ended January 31, 2014. The change was primarily related to a $5.8 million increase in personnel costs. The change was also attributable to a $0.6 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners and a $0.6 million increase in facility and information technology related expenses. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense to grow over the course of fiscal 2015, but remain relatively consistent as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses increased by $2.5 million, or 36.6%, to $9.4 million during the three months ended January 31, 2015 from $6.8 million during the three months ended January 31, 2014. The change was principally attributable to a $1.9 million increase in personnel costs, which includes a $0.8 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $0.3 million increase in facility and information technology related expenses. We expect general and administrative expense to grow over the course of fiscal 2015 and increase slightly as a percentage of revenue.

Six Months Ended January 31, 2015 Compared to Six Months Ended January 31, 2014
Research and Development Expenses
Research and development expenses increased by $6.6 million, or 28.3%, to $30.1 million during the six months ended January 31, 2015 from $23.4 million during the six months ended January 31, 2014. The change was primarily attributable to a $4.2 million increase in personnel costs, which includes a $1.7 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $1.1 million increase in the cost of third-party engineering and development services and a $1.0 million increase in facility and information technology related expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased by $12.3 million, or 18.6%, to $78.2 million during the six months ended January 31, 2015 from $66.0 million during the six months ended January 31, 2014. The change was primarily related to a $10.1 million increase in personnel costs, which includes a $1.1 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $1.2 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners and a $0.9 million increase in facility and information technology related expenses.
General and Administrative Expenses
General and administrative expenses increased by $3.5 million, or 25.2%, to $17.3 million during the six months ended January 31, 2015 from $13.8 million during the six months ended January 31, 2014. The change was principally attributable to a $2.7 million increase in personnel costs, which includes a $1.3 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $0.5 million increase in facility and information technology related expenses.
Provision for Income Taxes

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(200)	$(92)	$(108)	117.4%	$620	$452	$168	37.2%
The income tax benefits for the three months ended January 31, 2015 and 2014 were $0.2 million and $0.1 million, which consisted of favorable adjustments to the federal income taxes recorded in the first fiscal quarters of 2015 and 2014, partially offset by state and foreign income taxes. The provisions for income taxes for the six months ended January 31, 2015 and 2014 were $0.6 million and $0.5 million, which primarily consisted of state and foreign income taxes. The increase in the provision for income taxes for six months ended January 31, 2015 compared to the same period in the prior year was principally attributable to higher federal and state income taxes. We continued to provide a full valuation allowance against our U.S. and Canadian net deferred tax assets. As we continue to utilize our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.

Liquidity and Capital Resources

	January 31, 2015	July 31, 2014

	(In thousands)
Cash and cash equivalents	$94,234	$78,535
Short-term investments	205,628	191,316
Total cash, cash equivalents and short-term investments	$299,862	$269,851

Working Capital	$230,133	$209,313

	Six Months Ended January 31,
	2015	2014

	(In thousands)
Net cash provided by operating activities	$26,828	$32,480
Net cash used in investing activities	$(17,734)	$(33,378)
Net cash provided by financing activities	$7,874	$14,100
Cash, Cash Equivalents and Short-term Investments
As of January 31, 2015, we had cash, cash equivalents and short-term investments of $299.9 million, including $9.0 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.4 million of money market funds and $0.1 million in time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $26.8 million during the six months ended January 31, 2015 was primarily attributable to a net loss of $17.2 million, which was more than offset by non-cash charges of $24.3 million for stock-based compensation, $4.4 million for depreciation and amortization and a $14.0 million cash inflow from the change in our net operating assets and liabilities. The $14.0 million change in our net operating assets and liabilities was primarily the result of a $15.2 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements, a $3.2 million increase in accrued compensation due to higher personnel related costs and a $0.6 million increase in accounts payable and accrued liabilities due primarily to timing of payment and receipt of invoices, partially offset by a $2.5 million increase in accounts receivable due to increased billings and timing of invoicing, a $1.3 million increase in inventory primarily due to an increase in inventory at our international depots and a $0.9 million increase in prepaid expenses, other current assets and other assets.

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
Cash Flows from Investing Activities
The $17.7 million cash used in our investing activities during the three months ended January 31, 2015 was primarily due to $56.3 million in cash used to purchase short-term investments and $3.3 million in cash used mainly for purchases of computer equipment and software, partially offset by $41.9 million of proceeds from maturities and sales of short-term investments.
The $33.4 million cash used in our investing activities during the six months ended January 31, 2014 was primarily due to $68.8 million in cash used to purchase short-term investments and $3.7 million in cash used for purchases of computer equipment and software and certain leasehold improvements, partially offset by $40.2 million of proceeds from maturities of short-term investments.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended January 31, 2015 and 2014 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $7.6 million and $14.0 million.
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
Contractual Obligations

As of January 31, 2015, we had $10.1 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $7.3 million relates to open purchase orders with our primary independent contract manufacturer. There have been no other significant changes during the three and six months ended January 31, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
Off-Balance Sheet Arrangements
As of January 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Loss Contingencies and Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three and six months ended January 31, 2015, we incurred a net loss of $7.0 million and $17.2 million. As a result, we had an accumulated deficit of $153.7 million at January 31, 2015. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
▪the timing of sales of our products and services;

▪	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

▪	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

▪	the loss or delay of any anticipated large sales in a given quarterly period.

•	fluctuations in demand for our products and services, including seasonal variations;

•	the timing of and rate and discounts at which customers replace older generations of products;

•	the mix of products, services and product solution configurations sold during the period;

•	the timing of the resale of our products sold to distributors, for which we generally recognize revenue upon reported sell-through;

▪	the mix of distribution channels through which our products and services are sold;

▪	the timing and success of changes in our product offerings or those of our competitors;

▪	changes in our or our competitors' pricing policies or sales terms;

▪	the mix of products with subscription based pricing for which revenue is recognized ratably over multiple quarters as opposed to being recognized in the quarter of sale;

▪	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

▪	our ability to control costs, including the costs of our third-party manufacturers;

▪	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

▪	the timing of costs related to the development or acquisition of technologies or businesses;

▪	our inability to complete or integrate efficiently any acquisitions that we may undertake;

▪	changes in the regulatory environment for our products domestically and internationally;

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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we introduced our DNS Traffic Control solution in January 2015. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets. We typically make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to successfully manage the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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
The network control market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. For example, in order to be competitive, our solution must be capable of operating with and managing an ever increasing array of network devices and an increasingly complex network environment. In some cases, the ability of our solution to interoperate with and manage third-party devices may require licenses from the device manufacturers or other third parties, and we may not be able to obtain necessary licenses on acceptable terms or at all. In addition, our solution must be compatible with industry standards for networks. As new networking devices are introduced and standards in the networking market evolve, we may be required to modify our products and services to make them compatible with these new devices and standards. Likewise, if our competitors introduce new products and services that compete with ours, or if other vendors offer solutions which incorporate functionality we offer, we may be required to reposition our product and service offerings or to introduce new products and services in response to that competitive pressure. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these shifts in the competitive landscape successfully, our business and operating results could be materially harmed.

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

As a result, increased competition could result in fewer end customer orders, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide end customers with capabilities or benefits different from or greater than those we can provide in areas such as product functionality, technical qualifications or geographic presence, or to provide end customers a broader range of products, services and prices. In addition, large competitors may have more extensive relationships within existing and potential end customers that provide them with an advantage in competing for business with those end customers. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
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
Our business depends on the overall demand for IT and on the economic health of our current and prospective end customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. General worldwide economic conditions have experienced significant instability in recent years, impacting availability of credit and business confidence and activity and causing other difficulties that may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products deteriorate or do not continue to improve, many end customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. For example, since the first quarter of fiscal 2015, we have experienced higher turnover in sales personnel than in the past. In addition, a large portion of our employee base is substantially vested in significant stock options and restricted stock units, and their ability to exercise those options and sell their stock might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

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

Replacing departing executive officers and key employees can involve organizational disruption, including employee losses. We have experienced transitions among our executive officers, including the appointment of our President and Chief Executive Officer in December 2014 and the appointment of our Executive Vice President, Worldwide Field Operations effective October 2014.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During three months ended January 31, 2015 and 2014 and six months ended January 31, 2015 and 2014, 40.7%, 37.4%, 38.8% and 36.9% of our net revenue were derived from customers outside of the United States. During the three and six months ended January 31, 2015, revenue from customers in the United States grew 15.6% and 10.0% year-over-year while revenue generated internationally grew 32.8% and 19.1% year-over-year. There can be no assurance that this trend will change in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India, Malaysia and Thailand, and have testing and support personnel in India, and we expect to expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, following the volatility in the trading price of our common stock in fiscal 2014, class actions were filed beginning on May 30, 2014 against us and two of our officers and a stockholder derivative suit was filed November 19, 2014 against several of our current directors and one former director. Although the plaintiffs have voluntarily dismissed these lawsuits without prejudice, we may be the target of these types of litigation in the future. The outcome of securities class actions and stockholder derivative lawsuits is difficult to predict. Plaintiffs in these matters may seek recovery of very large or indeterminate amounts. The monetary and other impact of these actions may remain unknown for substantial periods of time. Accordingly, litigation of these types against us could result in substantial costs to defend or settle these matters and divert our management’s attention and resources, which could seriously harm our business.

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

Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On March 4, 2015, we entered into new change in control severance agreements with our executive officers.  These agreements supersede our prior agreements with these executive officers.  Pursuant to the terms of the new agreements, we have agreed to provide the following benefits to each of them if the executive officer is subject to a “qualifying termination” (as such term is defined in the agreements):

•
payment of his base salary for 12 months in the case of Jesper Andersen, our president and chief executive officer, and the greater of six months or the amount required by any applicable law in the case of the other named executive officers, in the event the qualifying termination occurs more than two months prior to or more than 12 months after a qualifying change in control of our company.  In the event the qualifying termination occurs within two months prior to or within 12 months after a qualifying change in control of our company, his base salary and target bonus for 18 months in the case of Mr. Andersen, and the greater of base salary and target bonus for 12 months or the amount required by applicable law in the case of the other named executive officers;

•
payment of the the monthly benefits premium under COBRA for up to 12 months in the case of Mr. Andersen and six months in the case of the other named executive officers in the event the qualifying termination occurs more than two months prior to or more than 12 months after a qualifying change in control of our company (18 months and 12 months, respectively, in the event the qualifying termination occurs within two months prior to or within 12 months after a qualifying change in control of our company); and

•
acceleration of vesting with respect to all equity awards by up to an additional 12 months in the case of Mr. Andersen and six months in the case of the other named executive officers in the event the qualifying termination occurs more than two months prior to or more than 12 months after a qualifying change in control of our company (acceleration in full, in both cases, in the event the qualifying termination occurs within two months prior to or within 12 months after a qualifying change in control of our company).

The foregoing descriptions are qualified in their entirety by the full text of Mr. Andersen’s Change in Control Severance Agreement and the form of 2015 Executive VP Tier Change in Control Severance Agreement which are filed as Exhibits 10.3 and 10.4, respectively, to this report.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infoblox Inc.

Date: March 5, 2015	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Offer Letter to Jesper Andersen from the Company, dated November 15, 2014(1)
10.2	Form of Change in Control Severance Agreement by and between Jesper Andersen and the Company(2)
10.3*	Form of Change in Control Severance Agreement by and between Jesper Andersen and the Company
10.4*	Form of 2015 Executive VP Tier Change in Control Severance Agreement
31.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
(1)
Previously filed as Exhibit 10.1 to Registrant’s annual report on Form 8-K (File No. 001-35507), filed with the Securities and Exchange Commission on November 25, 2014, and incorporated by reference herein.

(2)
Previously filed as Exhibit 10.2 to Registrant’s annual report on Form 8-K (File No. 001-35507), filed with the Securities and Exchange Commission on November 25, 2014, and incorporated by reference herein.