Form 10-Q
period 2015-04-30
INFOBLOX INC
filed 2015-06-04
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

Large accelerated filer	[ x ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]   No  [ x ]
Shares outstanding of the registrant’s common stock:

Class	Outstanding at May 31, 2015
Common Stock, $0.0001 par value per share	57,559,649

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,822	$78,535
Short-term investments	228,082	191,316
Accounts receivable, net	38,112	36,420
Inventory	8,296	6,345
Prepaid expenses and other current assets	9,888	7,506
Total current assets	375,200	320,122
Property and equipment, net	21,952	18,785
Restricted cash	3,514	3,516
Intangible assets, net	2,245	4,096
Goodwill	33,293	33,293
Other assets	1,722	756
TOTAL ASSETS	$437,926	$380,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,644	$15,648
Accrued compensation	20,109	13,197
Deferred revenue, net	96,002	81,964
Total current liabilities	136,755	110,809
Deferred revenue, net	39,663	34,149
Other liabilities	5,706	6,314
TOTAL LIABILITIES	182,124	151,272
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 57,390 shares and 55,065 shares issued and outstanding as of April 30, 2015 and July 31, 2014	6	6
Additional paid-in capital	414,614	365,833
Accumulated other comprehensive loss	(2)	(84)
Accumulated deficit	(158,816)	(136,459)
TOTAL STOCKHOLDERS’ EQUITY	255,802	229,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,926	$380,568

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
Net revenue:
Products and licenses	$40,737	$30,799	$110,162	$98,326
Services	37,366	30,223	108,964	87,099
Total net revenue	78,103	61,022	219,126	185,425
Cost of revenue:
Products and licenses	9,069	7,119	25,323	22,092
Services	8,257	6,665	23,215	19,119
Total cost of revenue	17,326	13,784	48,538	41,211
Gross profit	60,777	47,238	170,588	144,214
Operating expenses:
Research and development	16,709	12,175	46,783	35,619
Sales and marketing	39,536	34,589	117,779	100,574
General and administrative	9,740	7,839	27,055	21,673
Total operating expenses	65,985	54,603	191,617	157,866
Loss from operations	(5,208)	(7,365)	(21,029)	(13,652)
Other income (expense), net	206	124	(574)	(80)
Loss before provision for income taxes	(5,002)	(7,241)	(21,603)	(13,732)
Provision for income taxes	134	201	754	653
Net loss	$(5,136)	$(7,442)	$(22,357)	$(14,385)

Net loss per share - basic and diluted	$(0.09)	$(0.14)	$(0.40)	$(0.27)

Weighted-average shares used in computing net loss per share - basic and diluted	56,928	54,055	56,120	53,485
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
Net loss	$(5,136)	$(7,442)	$(22,357)	$(14,385)
Other comprehensive income (loss)
Unrealized holding gain (loss) on short-term investments, net	(14)	26	82	71
Comprehensive loss	$(5,150)	$(7,416)	$(22,275)	$(14,314)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,357)	$(14,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	36,098	30,139
Depreciation and amortization	6,712	6,556
Excess tax benefits from employee stock plans	(247)	(133)
Other	1,665	455
Changes in operating assets and liabilities:
Accounts receivable, net	(1,692)	5,745
Inventory	(2,608)	(1,294)
Prepaid expenses, other current assets and other assets	(2,568)	1,215
Accounts payable and accrued liabilities	2,762	1,471
Accrued compensation	6,912	627
Deferred revenue, net	19,552	12,198
Other liabilities	(670)	(583)
Net cash provided by operating activities	43,559	42,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(114,484)	(92,947)
Proceeds from maturities of short-term investments	76,450	62,070
Proceeds from sales of short-term investments	1,001	—
Purchases of property and equipment	(5,552)	(4,699)
Business acquisition	—	(1,000)
Net cash used in investing activities	(42,585)	(36,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	12,318	16,272
Excess tax benefits from employee stock plans	247	133
Net cash provided by financing activities	12,565	16,405
Effect of foreign exchange rate changes on cash and cash equivalents	(1,252)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,287	21,840
CASH AND CASH EQUIVALENTS—Beginning of period	78,535	69,828
CASH AND CASH EQUIVALENTS—End of period	$90,822	$91,668
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$2,960	$320
Cash paid for income taxes, net	$425	$353
Restricted stock units issued in connection with business acquisition	$—	$573
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of April 30, 2015 and the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of July 31, 2014 was derived from the audited consolidated balance sheet as of July 31, 2014. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2015, our results of operations and comprehensive loss for the three and nine months ended April 30, 2015 and 2014 and cash flows for the nine months ended April 30, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three and nine months ended April 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2015.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There have been no significant changes in our accounting policies during the nine months ended April 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2014.
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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. For the three and nine months ended April 30, 2015, Exclusive Networks, Ltd., a distributor, accounted for 11.7% and 11.0% of our total net revenue. For the three and nine months ended April 30, 2014, Exclusive Networks Ltd. accounted for 13.1% and 10.7% of our total net revenue. Exclusive Networks Ltd. accounted for 12.3% and 12.8% of our total gross accounts receivable as of April 30, 2015 and July 31, 2014. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact that this updated standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for us in the first quarter of our fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. The FASB has indicated that there may be certain future changes to the revenue guidance and on April 29, 2015, the FASB issued an exposure draft proposing the deferral of the effective date by one year. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014

	(In thousands)
Stock options to purchase common stock	2,861	3,448	3,395	3,693
Restricted stock units	2,243	1,789	1,806	1,707
Employee Stock Purchase Plan	188	15	80	115

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of April 30, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,261	$—	$—	$5,261
Short-term investments:
U.S. Treasury securities	162,479	59	(50)	162,488
U.S. government agency securities	44,046	13	(16)	44,043
FDIC-backed certificates of deposit	21,560	9	(18)	21,551
Total short-term investments	228,085	81	(84)	228,082
Restricted cash:
U.S. Treasury securities	3,412	1	—	3,413
Total cash equivalents, short-term investments and restricted cash	$236,758	$82	$(84)	$236,756

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of April 30, 2015:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$110,828	$110,850
Due after one year through two years	117,257	117,232
Total	$228,085	$228,082

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at April 30, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$5,261	$—	$—	$5,261
Short-term investments:
U.S. Treasury securities	162,488	—	—	162,488
U.S. government agency securities	—	44,043	—	44,043
FDIC-backed certificates of deposit	—	21,551	—	21,551
Total short-term investments	162,488	65,594	—	228,082

Restricted cash:
U.S. Treasury securities	3,413	—	—	3,413
Total financial assets	$171,162	$65,594	$—	$236,756

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three and nine months ended April 30, 2015.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	April 30, 2015	July 31, 2014

	(In thousands)
Raw materials	$1,970	$474
Finished goods	6,326	5,871
Total inventory	$8,296	$6,345

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	April 30, 2015	July 31, 2014

	(In thousands)
Deferred revenue:
Products and licenses	$5,715	$5,120
Services	132,870	112,642
Total deferred revenue	138,585	117,762
Deferred cost of revenue:
Products and licenses	505	449
Services	2,415	1,200
Total deferred cost of revenue	2,920	1,649
Total deferred revenue, net	135,665	116,113
Less current portion	96,002	81,964
Non-current portion	$39,663	$34,149

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of April 30, 2015, we had $8.0 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $7.3 million relates to open purchase orders with our primary independent contract manufacturer.

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
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Other than the litigation matter described below, as to which we are unable to make a materiality determination, we do not believe we are party to any currently pending legal proceedings, the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleges that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. In December 2013, we filed a motion to dismiss the Action. A hearing was held on the motion in August 2014 and the parties are awaiting the ruling on the motion. We continue to believe we have meritorious defenses to the claims asserted in the Action and intend to defend vigorously against them.

We believe at this time that liabilities associated with this case, while possible, are not probable, and therefore we have not recorded any accrual for them as of April 30, 2015 and July 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 6. BUSINESS ACQUISITION

In December 2013, we acquired substantially all of the assets of Internet Associates LLC, or IA, a small privately held software company that specialized in the automation of IP address management and IPv6, for a total consideration of $1.6 million. Of this amount, $1.0 million was paid in cash and $0.6 million represented the fair value of fully vested RSUs issued to former IA employees hired by us in connection with the acquisition. Of the total purchase price of $1.6 million, $1.0 million was allocated to the fair value of the core/developed technology and $0.6 million was allocated to the fair value of goodwill. We are amortizing the developed technology on a straight-line basis over an estimated useful life of 7 years. Amortization expense for this intangible asset was insignificant for the three and nine months ended April 30, 2015 and 2014.

NOTE 7. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights and restricted stock units recorded in our condensed consolidated statements of operations:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$1,001	$953	$3,405	$2,617
Research and development	2,549	1,828	7,790	5,411
Sales and marketing	5,941	5,874	18,136	16,942
General and administrative	2,268	2,019	6,767	5,169
	$11,759	$10,674	$36,098	$30,139

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
	(In thousands)
RSUs	$8,169	$6,740	$23,453	$17,617
Stock options	1,990	2,996	7,144	9,441
ESPP	1,600	938	5,501	3,081
	$11,759	$10,674	$36,098	$30,139
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of April 30, 2015:

	As of April 30, 2015	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$66,394	2.47
Stock options	11,842	2.34
ESPP	3,847	0.91
Total unrecognized stock-based compensation balance	$82,083	2.38

Determination of Fair Value
The fair value of stock option grants and ESPP purchase rights was estimated at the date of grant and start of the offering period using the following assumptions:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
Stock Options:
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.66%	1.89%	1.79%	1.85%
Expected volatility	54%	56%	56%	54%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$11.89	$11.69	$8.88	$18.64
Employee Stock Purchase Plan:
Expected term (in years)	—	—	0.50 - 2.00	0.50 - 2.00
Risk-free interest rate	—	—	0.16% - 0.71%	0.09% - 0.38%
Expected volatility	—	—	71%	55% - 67%
Dividend rate	—	—	—%	—%
Weighted average fair value per share	—	—	$9.04	$12.87

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Activity
A summary of the stock option activity under our stock plans during the nine months ended April 30, 2015 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2014	4,914	$12.52	6.67	$14,980
Granted	764	16.63
Exercised	(1,064)	8.58
Canceled due to forfeitures	(440)	16.74
Outstanding as of April 30, 2015	4,174	13.84	6.17	45,322
Vested and expected to vest as of April 30, 2015	4,052	13.66	6.09	44,613
Vested and exercisable as of April 30, 2015	2,694	$11.46	4.88	$35,118

Restricted Stock Unit Activity
A summary of the restricted stock unit activity during the nine months ended April 30, 2015 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2014	3,442	$26.47
Granted	2,489	16.47
Vested	(961)	28.59
Cancellations due to forfeitures	(665)	23.91
Outstanding as of April 30, 2015	4,305	$20.61

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8. INCOME TAXES
The provisions for income taxes for the three months ended April 30, 2015 and 2014 were $0.1 million and $0.2 million. The provision for income taxes for the three months ended April 30, 2015 consisted of state and foreign income taxes, offset by favorable adjustments to the federal income taxes recorded in the first quarter of fiscal 2015. The income tax provision for the three months ended April 30, 2014 consisted of state and foreign income taxes.

The provisions for income taxes for the nine months ended April 30, 2015 and 2014 were $0.8 million and $0.7 million, which primarily consisted of state and foreign income taxes.
    For the three and nine months ended April 30, 2015 and 2014, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three and nine months ended April 30, 2015, we also maintained a full valuation allowance against net Canadian deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the net U.S. and Canadian deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against net U.S. and Canadian deferred tax assets as of April 30, 2015 and July 31, 2014. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended April 30, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

NOTE 9. SEGMENT INFORMATION
We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
	(In thousands)
Americas	$53,123	$38,064	$144,551	$121,710
Europe, Middle East and Africa ("EMEA")	19,112	15,118	54,237	42,918
Asia Pacific ("APAC")	5,868	7,840	20,338	20,797
Total net revenue	$78,103	$61,022	$219,126	$185,425
Included within the Americas total in the above table is revenue from sales in the United States of $50.1 million and $35.9 million for the three months ended April 30, 2015 and 2014 and $136.4 million and $114.4 million for the nine months ended April 30, 2015 and 2014. No other country comprised more than 10% of our net revenue for the three and nine months ended April 30, 2015 and 2014.

Our property and equipment, net by location is summarized as follows:

	April 30, 2015	July 31, 2014
	(In thousands)
Americas	$20,948	$17,882
EMEA	695	669
APAC	309	234
Total property and equipment, net	$21,952	$18,785

Included within the Americas total in the above table is property and equipment, net in the United States of $20.9 million and $17.8 million as of April 30, 2015 and July 31, 2014.

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

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 47.8% and 49.5% of our total net revenue for the three months ended April 30, 2015 and 2014 and was 49.7% and 47.0% of our total net revenue for the nine months ended April 30, 2015 and 2014.

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

Financial Highlights

In the third quarter of fiscal 2015, we experienced continued revenue growth. We had net revenue of $78.1 million during the three months ended April 30, 2015, an increase of 28.0% year-over-year and 5.1% compared to the second quarter of fiscal 2015. Products and licenses net revenue during the three months ended April 30, 2015 was $40.7 million, which was an increase of 32.3% year-over-year and 7.4% compared to the second quarter of fiscal 2015. Services revenue during the three months ended April 30, 2015 was $37.4 million, which increased by 23.6% year-over-year and 2.7% compared to the second quarter of fiscal 2015. Americas and EMEA had year-over-year revenue growth while APAC revenue decreased by 25.2%, or $2.0 million, year-over-year. Sequentially, Americas revenue increased 14.1%, EMEA was flat and APAC decreased 30.9%, or $2.6 million.

During the quarter, we generated $16.7 million in cash flows from operating activities and exited the third quarter of fiscal 2015 with approximately $318.9 million in cash, cash equivalents and short term investments and $135.7 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the three and nine months ended April 30, 2015, total operating expenses increased by 20.8% and 21.4% compared to the same periods in the prior year which was primarily driven by the increase in personnel related costs.

Stock-based compensation expense amounted to $11.8 million and $10.7 million in the three months ended April 30, 2015 and 2014 and $36.1 million and $30.1 million in the nine months ended April 30, 2015 and 2014. We expect to continue to incur significant stock-based compensation expense and we continue to anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three and nine months ended April 30, 2015 and 2014.

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
	(In thousands)
Net revenue:
Products and licenses	$40,737	$30,799	$110,162	$98,326
Services	37,366	30,223	108,964	87,099
Total net revenue	78,103	61,022	219,126	185,425
Cost of revenue(1):
Products and licenses(2)	9,069	7,119	25,323	22,092
Services	8,257	6,665	23,215	19,119
Total cost of revenue	17,326	13,784	48,538	41,211
Gross profit	60,777	47,238	170,588	144,214
Operating expenses:
Research and development(1)	16,709	12,175	46,783	35,619
Sales and marketing(1) (2)	39,536	34,589	117,779	100,574
General and administrative(1)	9,740	7,839	27,055	21,673
Total operating expenses	65,985	54,603	191,617	157,866
Loss from operations	(5,208)	(7,365)	(21,029)	(13,652)
Other income (expense), net	206	124	(574)	(80)
Loss before provision for income taxes	(5,002)	(7,241)	(21,603)	(13,732)
Provision for income taxes	134	201	754	653
Net loss	$(5,136)	$(7,442)	$(22,357)	$(14,385)

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
Net revenue:
Products and licenses	52.2%	50.5%	50.3%	53.0%
Services	47.8	49.5	49.7	47.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.6	11.7	11.6	11.9
Services	10.6	10.9	10.6	10.3
Total cost of revenue	22.2	22.6	22.2	22.2
Gross margin	77.8	77.4	77.8	77.8
Operating expenses:
Research and development(1)	21.4	20.0	21.3	19.2
Sales and marketing(1) (2)	50.6	56.7	53.7	54.2
General and administrative(1)	12.5	12.8	12.3	11.8
Total operating expenses	84.5	89.5	87.3	85.2
Operating margin	(6.7)	(12.1)	(9.5)	(7.4)
Other income (expense), net	0.3	0.2	(0.3)	—
Loss before provision for income taxes	(6.4)	(11.9)	(9.8)	(7.4)
Provision for income taxes	0.2	0.3	0.4	0.4
Net loss	(6.6)%	(12.2)%	(10.2)%	(7.8)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,001	$953	$3,405	$2,617
Research and development	2,549	1,828	7,790	5,411
Sales and marketing	5,941	5,874	18,136	16,942
General and administrative	2,268	2,019	6,767	5,169
Total stock-based compensation	$11,759	$10,674	$36,098	$30,139

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended April 30,		Nine Months ended April 30,
	2015	2014	2015	2014
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$290	$290	$870	$820
Sales and marketing	327	327	981	981
Total intangible asset amortization expense	$617	$617	$1,851	$1,801

Results of Operations for the Three and Nine Months Ended April 30, 2015 and 2014
The following table presents our net revenue for the three and nine months ended April 30, 2015 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Products and licenses	$40,737	$30,799	$9,938	32.3%	$110,162	$98,326	$11,836	12.0%
Services	37,366	30,223	7,143	23.6%	108,964	87,099	21,865	25.1%
Total net revenue	$78,103	$61,022	$17,081	28.0%	$219,126	$185,425	$33,701	18.2%

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014
Our net revenue increased by $17.1 million, or 28.0%, to $78.1 million during the three months ended April 30, 2015 from $61.0 million during the three months ended April 30, 2014.
Products and licenses revenue increased by $9.9 million, or 32.3%, to $40.7 million during the three months ended April 30, 2015 from $30.8 million during the three months ended April 30, 2014. The change was due primarily to increases in unit sales, sales of products to replace older generations of products, and sales of our security solutions.
Services revenue increased $7.1 million, or 23.6%, to $37.4 million during the three months ended April 30, 2015 from $30.2 million during the three months ended April 30, 2014. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts, and to a lesser extent, sales of our subscription products, for which revenue is recognized ratably over the relevant service or subscription period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Nine Months Ended April 30, 2015 Compared to Nine Months Ended April 30, 2014
Our net revenue increased by $33.7 million, or 18.2%, to $219.1 million during the nine months ended April 30, 2015 from $185.4 million during the nine months ended April 30, 2014.
Products and licenses revenue increased by $11.8 million, or 12.0%, to $110.2 million during the nine months ended April 30, 2015 from $98.3 million during the nine months ended April 30, 2014. The change was driven primarily by increases in unit sales, sales of products to replace older generations of products, and sales of our security solutions.
    Services revenue increased $21.9 million, or 25.1%, to $109.0 million during the nine months ended April 30, 2015 from $87.1 million during the nine months ended April 30, 2014. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period, and to a lesser extent an increase in subscription revenue.

Gross Profit

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2015	2014	$	%	2015	2014	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$31,668	$23,680	$7,988	33.7%	$84,839	$76,234	$8,605	11.3%
Products and licenses gross margin	77.7%	76.9%		0.8	77.0%	77.5%		(0.5)
Services Gross Profit:
Services gross profit	$29,109	$23,558	$5,551	23.6%	$85,749	$67,980	$17,769	26.1%
Services gross margin	77.9%	77.9%		—	78.7%	78.0%		0.7
Total Gross Profit:
Total gross profit	$60,777	$47,238	$13,539	28.7%	$170,588	$144,214	$26,374	18.3%
Total gross margin	77.8%	77.4%		0.4	77.8%	77.8%		—

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014
Total gross margin during the three months ended April 30, 2015 was slightly higher compared to the same period in the prior year. Products and licenses gross margin increased by 0.8 percentage point primarily due to a larger mix of our sales being comprised of higher margin products.

Nine Months Ended April 30, 2015 Compared to Nine Months Ended April 30, 2014
Total gross margin during the nine months ended April 30, 2015 was flat compared to the same period in the prior year. Products and licenses gross margin decreased by 0.5 percentage point primarily due to a larger mix of our sales being comprised of lower margin products, and to a lesser extent, a slight increase in discounts and personnel related costs. Services gross margin increased by 0.7 percentage point primarily due to services revenue which increased more than personnel costs.

Operating Expenses

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Research and development	$16,709	$12,175	$4,534	37.2%	$46,783	$35,619	$11,164	31.3%
Sales and marketing	39,536	34,589	4,947	14.3%	117,779	100,574	17,205	17.1%
General and administrative	9,740	7,839	1,901	24.3%	27,055	21,673	5,382	24.8%
Total operating expenses	$65,985	$54,603	$11,382	20.8%	$191,617	$157,866	$33,751	21.4%
Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014
Research and Development Expenses
Research and development expenses increased by $4.5 million, or 37.2%, to $16.7 million during the three months ended April 30, 2015 from $12.2 million during the three months ended April 30, 2014. The change was primarily attributable to a $3.2 million increase in personnel costs, which includes a $0.7 million increase in stock-based compensation associated with our equity compensation programs. The change was also attributable to a $0.9 million increase in facility and information technology related expenses and a $0.3 million increase in the cost of third-party engineering and development services. We intend to continue to invest in our research and development organization and expect research and development expense to grow in the remainder of fiscal 2015, but remain relatively consistent as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $4.9 million, or 14.3%, to $39.5 million during the three months ended April 30, 2015 from $34.6 million during the three months ended April 30, 2014. The change was primarily related to a $3.4 million increase in personnel costs. The change was also attributable to a $1.1 million increase in facility and information technology related expenses and a $0.2 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense to grow in the remainder of fiscal 2015, but remain relatively consistent as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses increased by $1.9 million, or 24.3%, to $9.7 million during the three months ended April 30, 2015 from $7.8 million during the three months ended April 30, 2014. The change was principally attributable to a $1.7 million increase in personnel costs, which includes a $0.2 million increase in stock-based compensation related to our equity compensation programs. We expect general and administrative expense to grow in the remainder of fiscal 2015, but remain relatively consistent as a percentage of revenue.
Nine Months Ended April 30, 2015 Compared to Nine Months Ended April 30, 2014
Research and Development Expenses
Research and development expenses increased by $11.2 million, or 31.3%, to $46.8 million during the nine months ended April 30, 2015 from $35.6 million during the nine months ended April 30, 2014. The change was primarily attributable to a $7.4 million increase in personnel costs, which includes a $2.4 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $1.9 million increase in facility and information technology related expenses and a $1.5 million increase in the cost of third-party engineering and development services.

Sales and Marketing Expenses
Sales and marketing expenses increased by $17.2 million, or 17.1%, to $117.8 million during the nine months ended April 30, 2015 from $100.6 million during the nine months ended April 30, 2014. The change was primarily related to a $13.5 million increase in personnel costs, which includes a $1.2 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $2.0 million increase in facility and information technology related expenses and a $0.7 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners.
General and Administrative Expenses
General and administrative expenses increased by $5.4 million, or 24.8%, to $27.1 million during the nine months ended April 30, 2015 from $21.7 million during the nine months ended April 30, 2014. The change was principally attributable to a $4.4 million increase in personnel costs, which includes a $1.6 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $0.9 million increase in facility and information technology related expenses.
Provision for Income Taxes

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Provision for income taxes	$134	$201	$(67)	(33.3)%	$754	$653	$101	15.5%
The provisions for income taxes for the three months ended April 30, 2015 and 2014 were $0.1 million and $0.2 million. The provision for income taxes for the three months ended April 30, 2015 consisted of state and foreign income taxes, offset by favorable adjustments to the federal income taxes recorded in the first quarter of fiscal 2015. The income tax provision for the three months ended April 30, 2014 consisted of state and foreign income taxes. The provisions for income taxes for the nine months ended April 30, 2015 and 2014 were $0.8 million and $0.7 million, which primarily consisted of state and foreign income taxes. We continued to provide a full valuation allowance against our U.S. and Canadian net deferred tax assets. As we continue to utilize our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.

Liquidity and Capital Resources

	April 30, 2015	July 31, 2014

	(In thousands)
Cash and cash equivalents	$90,822	$78,535
Short-term investments	228,082	191,316
Total cash, cash equivalents and short-term investments	$318,904	$269,851

Working Capital	$238,445	$209,313

	Nine Months Ended April 30,
	2015	2014

	(In thousands)
Net cash provided by operating activities	$43,559	$42,011
Net cash used in investing activities	$(42,585)	$(36,576)
Net cash provided by financing activities	$12,565	$16,405
Cash, Cash Equivalents and Short-term Investments
As of April 30, 2015, we had cash, cash equivalents and short-term investments of $318.9 million, including $9.4 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.4 million of U.S. Treasury securities and $0.1 million in time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $43.6 million during the nine months ended April 30, 2015 was primarily attributable to a net loss of $22.4 million, which was more than offset by non-cash charges of $36.1 million for stock-based compensation, $6.7 million for depreciation and amortization and a $21.7 million cash inflow from the change in our net operating assets and liabilities. The $21.7 million change in our net operating assets and liabilities was primarily the result of a $19.6 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements, a $6.9 million increase in accrued compensation due to higher personnel related costs and a $2.8 million increase in accounts payable and accrued liabilities due primarily to timing of payments, partially offset by a $2.6 million increase in inventory primarily due to a non-recurring purchase of certain components for our hardware products, a $2.6 million increase in prepaid expenses, other current assets and other assets and a $1.7 million increase in accounts receivable due to increased billings and timing of invoicing.

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
Cash Flows from Investing Activities
The $42.6 million cash used in our investing activities during the nine months ended April 30, 2015 was primarily due to $114.5 million in cash used to purchase short-term investments and $5.6 million in cash used mainly for purchases of computer equipment and software, partially offset by $77.5 million of proceeds from maturities and sales of short-term investments.
The $36.6 million cash used in our investing activities during the nine months ended April 30, 2014 was primarily due to $92.9 million in cash used to purchase short-term investments, $4.7 million in cash used mainly for purchases of computer equipment and software and certain leasehold improvements and $1.0 million cash used in the acquisition of IA, partially offset by $62.1 million of proceeds from maturities of short-term investments.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended April 30, 2015 and 2014 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $12.3 million and $16.3 million.
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

Contractual Obligations

As of April 30, 2015, we had $8.0 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $7.3 million relates to open purchase orders with our primary independent contract manufacturer. There have been no other significant changes during the three and nine months ended April 30, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
Off-Balance Sheet Arrangements
As of April 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three and nine months ended April 30, 2015, we incurred a net loss of $5.1 million and $22.4 million. As a result, we had an accumulated deficit of $158.8 million at April 30, 2015. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. In recent periods, we have hired new personnel and added other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales and channel development personnel and our international operations in order to achieve revenue growth. In addition, we expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide and expand our marketing programs and relationships with current and future channel partners and end customers. However, since the first quarter of fiscal 2015, we have also experienced higher turnover in sales personnel than in the past. The return on these and future investments may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase network control products, such as the solution we sell. End customers often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. The length of our products’ sales cycles typically ranges from three to twelve months but can be more than eighteen months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Turnover in our sales personnel can also impact the sales cycle as there could be insufficient sales personnel to contact prospective end customers, or replacement sales personnel may not be sufficiently knowledgeable or persuasive to convince prospective end customers to purchase our products. Even if an end customer makes a decision to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel. Even after an end customer makes a purchase, there may in some cases be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our net revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize or may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

The developing and rapidly evolving nature of our business and the markets in which we operate may make it difficult to evaluate our business.
Since our inception in 1999 we have been creating products for the developing and rapidly evolving market for network control. Our initial products were appliances that supported reliable connectivity to networks. We have expanded our product focus through internal development and acquisitions of products and technologies. Acquisitions of this kind may cause uncertainties related to their integration into our business and there can be no assurance that we will realize the anticipated benefits of these acquisitions. In addition, we may have difficulty in our business and financial planning because of the developing nature of the markets in which we operate and the evolving nature of our business. Because we depend in part on market acceptance of our products, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if our business and market were more mature and stable.

Adverse economic conditions may adversely impact our business.
Our business depends on the overall demand for information technology, or IT, and on the economic health of our current and prospective end customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. General worldwide economic conditions have experienced significant instability in recent years, impacting availability of credit and business confidence and activity and causing other difficulties that may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products deteriorate or do not continue to improve, many end customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. For example, since the first quarter of fiscal 2015, we have experienced higher turnover in sales personnel than in the past. In addition, employees who are substantially vested in significant stock options and restricted stock units could exercise those options and sell their stock, which might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

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
During three months ended April 30, 2015 and 2014 and nine months ended April 30, 2015 and 2014, 35.9%, 41.1%, 37.7% and 38.3% of our net revenue were derived from customers outside of the United States. During the three and nine months ended April 30, 2015, revenue from customers in the United States grew 39.5% and 19.2% year-over-year while revenue generated internationally grew 11.6% and 16.5% year-over-year. There can be no assurance that these trends will continue in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Malaysia, and we expect to expand our offshore development efforts. We also have testing and support personnel in India and sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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
We have significant research and development centers in Canada and France and have significant numbers of contractors in Belarus and India. There can be no assurance that our reliance upon research and development resources in foreign countries will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in foreign countries involve significant risks, including:

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations and effectiveness of our products, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that could impede our sales, manufacturing, distribution or other critical functions as well as cause our products to not perform as intended, which could cause prospective end customers not to purchase such products.

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

Infoblox Inc.

Date: June 4, 2015	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.