Form 10-K
period 2015-07-31
INFOBLOX INC
filed 2015-09-25
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $678 million, based upon the closing sale price of such stock on the New York Stock Exchange reported on January 31, 2015. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of August 31, 2015, 58,915,648 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders to be filed subsequent to the date hereof are incorporated by reference in Items 10 - 14 of Part III of this Form 10-K. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the registrant's fiscal year ended July 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
General

Infoblox Inc. (together with its subsidiaries, “we” or “our”) is a leader in network control, network automation and domain name system, or DNS, security through appliance-based solutions that enable and secure dynamic networks and next-generation data centers. Our solutions combine real-time IP address management, automation of key network control, change and configuration management processes and DNS based infrastructure security in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. In addition, our solutions use our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture.

We were originally incorporated in Illinois in February 1999 and reincorporated in Delaware in May 2003.
Our corporate headquarters are located at 3111 Coronado Drive, Santa Clara, California 95054, and our main telephone number is (408) 986-4000. We maintain a website at www.infoblox.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Report.

Our Products

We offer integrated solutions that enable information technology, or IT, organizations to automate tasks and control critical functions in their networks. These functions include delivering critical network protocol services such as DNS, dynamic host configuration protocol, or DHCP, IP Address Management, or IPAM; Network Change and Configuration Management, and network infrastructure security. Infoblox solutions run on a range of purpose-built physical and virtual servers, or appliances, that provide varying levels of performance suitable for different customer needs. Our appliances can be deployed on a stand-alone basis or in combination and by utilizing our patented Grid architecture - these appliances can all be managed as one system, with a single data repository and unified management console. Our virtual appliances can either run on proprietary third party hardware platforms (certain models of Cisco Systems, Inc. and Riverbed Technology, Inc.) or operate on virtual machine platforms including VMware ESXi, Microsoft Hyper-V, Redhat KVM and Citrix XenServer. Infoblox virtual appliances are designed to approximate their physical counterparts in functionality, scalability and performance.

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

The components of our Core Network Services product family, which can be purchased separately from each other, are Trinzic DDI, Network Insight, IPAM for Microsoft, Trinzic Reporting, and DNS Traffic Control.

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

Trinzic Reporting. Trinzic Reporting integrates into the Infoblox Grid and works directly with other Infoblox appliances, providing visibility through reporting, trending analysis, and tracking of near real-time network data. Users can report on system utilization, isolate performance problems, implement DHCP and DNS capacity planning and identify and report on malware and security threat activity. Trinzic Reporting automates time-consuming manual tasks associated with collecting, tabulating and correlating data through our single point of control. All of the data collection and processing is performed on a separate reporting appliance, eliminating load and performance impact on the protocol serving DDI appliances.

DNS Traffic Control. This offering combines global server load balancing, or GSLB, functionality with the Infoblox DNS server functionality, enabling networking teams to obtain DNS and GSLB functionality in one integrated solution. Acting as the authoritative DNS appliance, Infoblox DNS Traffic Control uses the DNS query/response mechanism to automatically return the IP address of the server that is best suited to fulfill the user’s request. Traffic is intelligently directed based on server "health," availability and geo-location. Network administrators can also pre-define customized load balancing rules based on factors such as ratio, round robin and network topology.

Infrastructure Security

The Infrastructure Security product family includes External DNS Security, Internal DNS Security and DNS Firewall which enable customers to protect their DNS infrastructure from cyber-attacks and detect and block DNS queries to botnet and malware domains respectively.

External DNS Security. External DNS Security is an appliance that is designed to protect the customer network from cyber attacks by using threat intelligence to distinguish malicious DNS traffic (attack traffic) from legitimate DNS traffic and to block the malicious queries while responding to legitimate queries. This helps to prevent the appliance from being overwhelmed by attack traffic and enables the organization to continue to deliver network services while under attack. Reporting provides real-time information about the attack giving security teams information they can use to remediate the attack. A real-time threat intelligence feed keeps the appliance updated on the latest DNS attack patterns so the protection evolves as the threat patterns change.

Internal DNS Security. Internal DNS Security is intended to serve inside an organization’s IT network to provide security functionality to internal DNS servers. This product can analyze outbound queries from inside the network and determine if they are attempting to contact known malicious domain destinations. Upon detection of such queries, Internal DNS Security blocks the query from resolving, thereby disrupting malware communications. In addition to malware protection, Internal DNS Security is able to intelligently detect and defend against DNS infrastructure attacks that are initiated from inside the network, such as internal DNS DDoS (Distributed Denial of Service) attacks.

DNS Firewall. The DNS Firewall helps organizations detect and protect themselves from malware and Advanced Persistent Threat, or APT, security threats that might reside inside the customer network. This product uses a live reputational feed of latest known malware domains enabling the DNS server to create a “black list” of malicious domains and block queries to those domains. This prevents malware and APT “call backs” to botnet controllers and helps IT security teams to identify the infected end-points that made the query request. DNS Firewall is fully integrated with the Infoblox DDI product and can be managed from the same interface.

Cloud Network Automation

The Cloud Network Automation product family enables integration with popular cloud orchestration technologies, such as VMware vRealize Automation, Microsoft System Center Orchestrator, OpenStack and BMC Atrium Orchestrator. This solution, alongside our new Infoblox Cloud Platform Appliances enable our customers to automate key network provisioning and control functions in private, hybrid and public cloud deployments, which otherwise would require significant human resources and time.

When Infoblox Cloud Network Automation is in place, the solution automatically detects the new virtual machines when they are created and then in real-time assigns IP addresses to them and automatically creates appropriate DNS entries. As the virtual machines are de-provisioned, the Infoblox solutions automatically de-provision the IP addresses and update the DNS records. This automation saves time and reduces errors associated with manual entry of data. Several vendors have created their own integrations with the Infoblox solution including CA Technologies, Inc., Hewlett-Packard Company, Cisco Systems, Inc., BMC Software, Inc., and Elastic Box, Inc.

Infoblox DDI for Amazon Web Services, or AWS. This offering extends our DNS and DHCP functionality to the Amazon Web Services cloud networking environment, enabling users to have one unified solution to run DDI in a consistent manner. Customers can build part or all of their Infoblox Grids on the Amazon cloud, and networking teams can get visibility to AWS virtual machines as they are provisioned and removed. This automation significantly reduces the time needed to set up cloud infrastructures in Amazon and provides greater visibility to the networking administrators.

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

The components of this family, which can be purchased independently, are NetMRI and Automation Change Manager.

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

Our Customer Support and Services

Maintenance and Support

Our support organization provides tiered support to our channel partners and end customers 24 hours a day, by email, telephone and the Internet. We provide support through our technical support engineers and through our network of authorized and certified channel partners. We maintain technical support assistance centers in the United States, Belgium, India, Japan and Malaysia. These technical assistance centers provide help desk assistance on product configuration, usage, software maintenance, and problem isolation and resolution. We also provide hardware replacement support via logistics centers in 22 locations globally. End customers and channel partners have access to our knowledge management, online case management and self-help portal to track and manage their support requests efficiently. End customers that purchase our products must also purchase maintenance and support contracts, which they may, and typically do, elect to renew in subsequent years. In addition, we provide certain services in connection with our security products that are delivered on a subscription basis.

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

Technology Partners

We work with a variety of technology alliance partners to engineer and integrate our solutions. This enables us to better support our customers’ multi-vendor environments and deliver useful functionality. Our current technology partners include, but are not limited to, Cisco Systems, Inc., FireEye, Inc., Microsoft Corporation, Riverbed Technology, Inc., and VMware, Inc. From time to time, we also engage these partners in joint go-to-market activities.

Customers
We sell our network control solution primarily through channel partners to end customers of various sizes-from small businesses to large enterprises-and across a broad range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. As of July 31, 2015, we had shipped appliances for deployment to approximately 8,300 end customers worldwide. For the years ended July 31, 2015, 2014 and 2013, Exclusive Networks, a distributor, accounted for 10.8%, 10.5% and 11.5% of our total net revenue. No other distributor or end customer accounted for more than 10% of our net revenue in fiscal years 2015, 2014 and 2013.

Sales and Marketing
We sell our products and services primarily through our channel partners, including distributors, integrators, managed service providers and value-added resellers, or VARs, in the United States and internationally; however, sales to large service providers in North America are made directly by our field sales force. Our channel sales model allows us to leverage our field sales force. Our VARs, distributors and system integrators perform product and service fulfillment. Channel partners also provide various levels of support services required by our end customers. In some cases, we coordinate our marketing efforts and spending with VARs.

Our marketing activities consist primarily of advertising, web marketing, technology conferences, trade shows, seminars and events, public relations, demand generation and direct marketing to build our brand, increase end customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.

Research and Development

We believe our future success depends on our ability to develop new products and features that address the rapidly changing technology needs of our markets. We operate a flexible research and development model that relies upon a combination of in-house staff and offshore contractors to develop and enhance our products cost-effectively. Our in-house and outsourced engineering personnel are responsible for the research, design, development, quality, documentation, support and release of our products. Our primary engineering center is located in Santa Clara, California, with additional groups located in Annapolis, Maryland; Burnaby, Canada; and Paris, France. Our research and development expenses were $65.1 million, $49.3 million and $43.1 million in 2015, 2014 and 2013.

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

We compete primarily with large technology companies, such as BMC Software, Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, F5 Corporation and Palo Alto Networks, legacy telecommunication equipment providers, such as Alcatel-Lucent and British Telecom, and specialized technology providers, such as BlueCat Networks, Inc., Efficient IP, Inc. and Nominum, Inc. We could also face competition from new market entrants, some of which might be our current technology partners. In addition, we seek to replace legacy network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

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

Intellectual Property

Our success and ability to compete are substantially dependent upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, end customers, VARs, distributors, system integrators and others to protect our intellectual property rights. As of July 31, 2015, we had 56 patents issued in the United States, or U.S., and 7 patents issued in foreign jurisdictions.  The duration of our issued patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. We also had 22 patent applications pending for examination in the U.S. and 3 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 12 of Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended July 31, 2015, 2014 and 2013 and our total assets as of July 31, 2015 and 2014, is included in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Employees

As of July 31, 2015, we employed 772 people, including 179 in research and development and manufacturing operations, 483 in sales and marketing and customer support, and 110 in general and administrative functions. None of our domestic employees are represented by a labor union. In several foreign jurisdictions, including Canada, France, Belgium, Italy and Spain, our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We also use a significant number of contractors in Belarus, India and Thailand to assist us with product engineering and support. We have not experienced any work stoppages, and we consider our relations with our employees and other personnel to be good.
Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of July 31, 2015:

Name	Age	Position
Jesper Andersen	52	President, Chief Executive Officer and Director
Remo E. Canessa	57	Chief Financial Officer
Thorsten Freitag	48	Executive Vice President, Worldwide Field Operations
Scott J. Fulton	46	Executive Vice President, Products
David N. Gee	47	Executive Vice President, Marketing
Sohail M. Parekh	52	Executive Vice President, Engineering

Jesper Andersen has served as our president and chief executive officer and as a member of our board of directors since December 2014. Prior to joining our company, he served in a number of roles at Cisco Systems, Inc., a provider of networking products, from September 2008 to November 2013, including as senior vice president for network management during his first three years at the company and most recently as senior vice president and general manager of Cisco’s service provider video business unit from October 2011 to November 2013. From February 2005 to August 2008, Mr. Andersen served as senior vice president of application strategy at Oracle Corporation, an enterprise products and services company. Previously, he served as general manager and group vice president for tools and technology at PeopleSoft Inc. from 2003 until it was acquired by Oracle in February 2005.Mr. Andersen holds a master’s degree in computer science from Aalborg University.

Remo E. Canessa has served as our chief financial officer since October 2004. Prior to joining our Company, he served as chief financial officer and corporate secretary of NetScreen Technologies, Inc. from July 2001 to April 2004, when it was acquired by Juniper Networks, Inc. From December 1998 to July 2001, Mr. Canessa served as vice president of finance, chief financial officer and treasurer of Bell Microproducts, Inc., a computer equipment distribution company, where he had previously served for five years in various financial capacities. Since September 2013, Mr. Canessa has served as the chairman of the audit committee of the board of directors of Aerohive Networks, Inc., a cloud-managed mobile networking platform provider. He holds a B.A. in economics from the University of California, Berkeley and an M.B.A. from Santa Clara University and is a certified public accountant.

Thorsten Freitag has served as our executive vice president, worldwide field operations since October 2014, and as senior vice president, global sales, from March 2014 to September 2014. From January 2009 to March 2014, Mr. Freitag served as senior vice president for Europe, Middle East and Africa at F5 Networks, Inc., a provider of application delivery networking products. From July 2007 to December 2008, Mr. Freitag served as senior vice president, global partner and channel sales for Siemens Enterprise Communications, a provider of telecommunications networking products. From November 2004 to June 2007, he served as managing director at the Business Acceleration Group, a global financial services and business accelerator for technology companies. From June 1995 to October 2004, Mr. Freitag held senior sales management positions at Cisco Systems, Inc. in Germany, South Korea, and South Africa. He holds a B.Sc. in information technologies and business administration from University Laar, Germany.

     Scott J. Fulton has served as our executive vice president, products since March 2014. From November 2007 to October 2013, he served as the vice president and general manager of the cloud management business at BMC Software, Inc., a provider of IT management solutions. From August 1996 to November 2007, he worked at Hewlett-Packard Company, a computer software and information technology company, in its software business, most recently serving as senior director with general management responsibilities for the IT operations product lines and the India R&D Center. He holds a B.A. in economics from University of Michigan and an M.B.A. from UC Davis.

David N. Gee has served as our executive vice president, marketing since March 2012. Prior to joining our company, Mr. Gee worked at Hewlett-Packard, serving as vice president of the marketing and enterprise for the webOS business unit from February 2011 to March 2012, vice president of world-wide marketing for Hewlett-Packard enterprise services from February 2009 to February 2011 and vice president of world-wide marketing for Hewlett-Packard software from September 2003 to February 2009. From 2001 to 2003, he served as vice president of portal solutions at Yahoo! Inc., an internet company. From 1999 to 2001, Mr. Gee served as vice president of global iforce programs for Sun Microsystems, Inc., a computer hardware and software company. From 1995 to 1999, he served as director of netgen sales and marketing for IBM, an information technology solutions company. He holds a B.S. in marketing from Lancaster University and an M.B.A. from Georgetown University.

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
Available Information
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.infoblox.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During 2015, we incurred a net loss of $27.1 million. As a result, we had an accumulated deficit of $163.5 million at July 31, 2015. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we introduced our Infoblox Internal DNS Security solution in May 2015. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets. We typically make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to successfully manage the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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
Historically, we have derived the substantial majority of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect sales of our Trinzic DDI family of products to have a similar contribution to product and licenses revenue for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. Since the second quarter of fiscal year 2015, our net revenue has benefited from product sales to existing customers who upgraded from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances and the benefit from this upgrade cycle will inevitably lessen in future periods. If we fail to deliver product enhancements, new releases or new products that meet the needs of our end customers, it will be more difficult for us to succeed. Moreover, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. In recent periods, we have hired new personnel and added other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales and channel development personnel and our international operations in order to achieve revenue growth. In addition, we expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide and expand our marketing programs and relationships with current and future channel partners and end customers. The return on these and future investments may be lower, or may be realized more slowly, than we expect. For example, despite these investments into the growth of our sales function, since the first quarter of fiscal year 2015, we have experienced higher turnover in sales personnel than in the past, which will likely reduce some of the benefits we expected from such investments and could make it more difficult for us to implement our sales execution strategies and otherwise attract new end customers or expand sales among our existing end customers. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

We compete in rapidly evolving markets, and our failure to respond quickly and effectively to changing market requirements could cause our business and key operating metrics to decline.
The network control market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. For example, in order to be competitive, our solution must be capable of operating with and managing an ever increasing array of network devices and an increasingly complex network environment. In some cases, the ability of our solution to interoperate with and manage third-party devices may require licenses from the device manufacturers or other third parties, and we may not be able to obtain necessary licenses on acceptable terms or at all. In addition, our solution must be compatible with industry standards for networks. As new networking devices are introduced and standards in the networking market evolve, we may be required to modify our products and services to make them compatible with these new devices and standards. Likewise, if our competitors introduce new products and services that compete with ours, or offer solutions which incorporate functionality we offer, we may be required to reposition our product and service offerings or to introduce new products and services in response to that competitive pressure. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these shifts in the competitive landscape successfully, our business and operating results could be materially harmed.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase network control products, such as the solution we sell. End customers often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. The length of our products’ sales cycles typically ranges from three to twelve months but can be more than eighteen months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Moreover, we are subject to the risk that turnover in our sales personnel reduces the efficiency and effectiveness of our sales execution, which could lengthen our sales cycle, lower our operating margins and increase the likelihood that no sale occurs. Even if an end customer makes a decision to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel. Even after an end customer makes a purchase, there may in some cases be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our net revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

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
We compete primarily with large technology companies, such as BMC Software, Inc., EMC Corporation, F5 Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation and Palo Alto Networks, telecommunication equipment providers, such as Alcatel-Lucent and BT Group plc, and specialized technology providers, such as BlueCat Networks, Inc., EfficientIP SAS and Nominum, Inc. We also seek to replace network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

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

We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. The areas where we face risks include:

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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize, may be less beneficial, or may develop more slowly, than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. For example, since the first quarter of fiscal year 2015, we have experienced higher turnover in sales personnel than in the past. In addition, employees who are substantially vested in significant stock options and restricted stock units could exercise those options and sell their stock, which might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

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

Replacing departing executive officers and key employees can involve organizational disruption, including employee departures. We have experienced transitions among our executive officers, including the appointment of our president and chief executive officer in December 2014 and the appointment of our executive vice president, worldwide field operations effective October 2014. In September 2015, we also announced that our chief financial officer intends to step down from his role upon his successor being appointed. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During fiscal years 2015, 2014 and 2013, 36.8%, 38.1% and 38.3% of our net revenue were derived from customers outside of the United States. During fiscal year 2015, revenue from customers in the United States grew 24.9% year-over-year while revenue generated internationally grew 18.0% year-over-year. There can be no assurance that these trends will continue in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Malaysia, and we expect to expand our offshore development efforts. We also have testing and support personnel in India and sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

If our products contain undetected software, hardware or data errors, we could incur significant unexpected expenses and lost sales and revenue and we could be subject to product liability claims.

Products such as ours frequently contain undetected software, hardware or data errors, many of which are identified only when our products are first introduced or as new versions, updates or enhancements are released. We have experienced errors in the past in connection with our products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. Since our products contain software, hardware or data components that we purchase or license from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components. These problems may cause us to incur significant warranty and repair costs, process management costs, and costs associated with remanufacturing our inventory. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.
Real or perceived errors, failures or bugs in our products could result in claims by customers for losses that they sustain. If customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem or resolve matters with customers. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from customer claims and related liabilities and costs, including indemnification obligations under our agreements with resellers and distributors. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, could result in interruptions and delays that could impede our sales, manufacturing, distribution or other critical functions and could cause our products to not perform as intended, which could cause prospective end customers not to purchase such products.

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, following the volatility in the trading price of our common stock in fiscal year 2014, class actions were filed beginning in May 2014 against us and two of our officers and a stockholder derivative suit was filed in November 2014 against several of our current directors and one former director. Although the plaintiffs voluntarily dismissed these lawsuits without prejudice, we may be the target of these types of litigation in the future. The outcome of securities class actions and stockholder derivative lawsuits is difficult to predict. Plaintiffs in these matters may seek recovery of very large or indeterminate amounts. The monetary and other impact of these actions may remain unknown for substantial periods of time. Accordingly, litigation of these types against us could result in substantial costs to defend or settle these matters and divert our management’s attention and resources, which could seriously harm our business.

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

We also lease approximately 15,000 square feet of space for development activities in Annapolis, Maryland under a lease that expires in June 2017. We lease additional facilities for development activities in Canada and France and marketing and sales support offices in Belgium, India, Japan, Netherlands and United Kingdom.

We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the heading “Loss Contingencies and Legal Proceedings” in Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the trading symbol “BLOX”.
The following table sets forth the high and low per share prices for our common stock as reported on the NYSE:

	Fiscal 2015		Fiscal 2014
	Low	High	Low	High
Fourth quarter	$22.95	$27.94	$11.91	$20.58
Third quarter	$18.75	$25.02	$17.19	$33.54
Second quarter	$15.86	$20.93	$29.29	$45.50
First quarter	$11.92	$16.14	$31.86	$48.07

Holders of Common Equity

As of August 31, 2015, there were approximately 180 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
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

Performance Measurement Comparison of Shareholder Return
The following graph shows a quarterly comparison from fiscal year 2013 through fiscal year 2015 of the cumulative total return assuming an investment of $100 on July 31, 2012, in our common stock (and the reinvestment of dividends), in each of the NYSE Composite Index and the NYSE Technology, Media and Communications (NYSE TMT) Index. Such returns are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock.

	Q1-13	Q1-13	Q2-13	Q3-13	Q4-13	Q1-14	Q2-14	Q3-14	Q4-14	Q1-15	Q2-15	Q3-15	Q4-15
Infoblox Inc.	$100.00	$77.98	$88.50	$103.80	$153.52	$208.69	$164.69	$92.11	$56.90	$75.77	$87.65	$110.61	$110.33
NYSE Composite	$100.00	$103.95	$113.03	$119.47	$123.94	$129.85	$129.99	$139.46	$141.71	144..07	$140.74	$148.52	$147.20
NYSE TMT	$100.00	$102.60	$109.95	$114.48	$115.91	$122.63	$122.37	$128.81	$136.76	$136.20	$134.55	$143.09	$141.92

The information on the above graph shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Report, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of our common stock were repurchased during the fourth quarter of 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data,” of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended July 31, 2015, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Year Ended July 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(In thousands, except per-share amounts)
Net revenue	$306,125	$250,340	$225,044	$169,246	$132,835
Cost of revenue	$67,131	$55,798	$48,253	$37,120	$28,839
Gross profit	$238,994	$194,542	$176,791	$132,126	$103,996
Operating expenses	$264,419	$217,522	$179,929	$138,646	$107,826
Loss from operations	$(25,425)	$(22,980)	$(3,138)	$(6,520)	$(3,830)
Loss before provision for income taxes	$(26,076)	$(22,998)	$(3,756)	$(7,466)	$(4,520)
Provision for income taxes	$1,007	$919	$650	$744	$802
Net loss	$(27,083)	$(23,917)	$(4,406)	$(8,210)	$(5,322)
Net loss per share - basic and diluted (6):	$(0.48)	$(0.45)	$(0.09)	$(0.40)	$(0.54)
Weighted-average shares used in computing net loss per-share - basic and diluted (6):	56,626	53,581	48,494	20,563	9,933

(1) Includes certain significant pre-tax items, such as stock-based compensation of $47.6 million, and intangible asset amortization expense of $2.2 million.
(2) Includes certain significant pre-tax items, such as stock-based compensation of $41.0 million, and intangible asset amortization expense of $2.4 million.
(3) Includes certain significant pre-tax items, such as stock-based compensation of $22.1 million, and intangible asset amortization expense of $2.3 million.
(4) Includes certain significant pre-tax items, such as stock-based compensation of $10.7 million, and intangible asset amortization expense of $2.9 million.
(5) Includes certain significant pre-tax items, such as stock-based compensation of $5.1 million, and intangible asset amortization expense of $3.3 million.
(6) Please see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the explanation of the calculations of our basic and diluted net loss per share.

Consolidated Balance Sheet Data

	As of July 31
	2015	2014	2013	2012	2011

	(In thousands)
Cash and cash equivalents	$103,124	$78,535	$69,828	$156,613	$42,207
Short-term investments	$227,712	$191,316	$139,508	$—	$—
Working capital	$258,567	$209,313	$166,581	$113,642	$9,256
Total assets	$459,267	$380,568	$320,460	$242,983	$120,017
Deferred revenue, net - current and long-term	$136,847	$116,113	$98,172	$76,667	$61,999
Convertible preferred stock	$—	$—	$—	$—	$107,506
Stockholders’ equity (deficit)	$275,152	$229,296	$189,553	$142,075	$(69,032)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. GAAP. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 1, Description of the Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and our “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

Business Overview
Infoblox Inc. (together with its subsidiaries, “we” or “our”) is a leader in network control, network automation and domain name system (DNS) security through appliance-based solutions that enable and secure dynamic networks and next-generation data centers. Our solutions combine real-time IP address management, automation of key network control, change and configuration management processes and DNS based infrastructure security in purpose-built physical and virtual appliances. It is based on our proprietary software that is highly scalable and automates vital network functions, such as IP address management, device configuration, compliance, network discovery, policy implementation, security and monitoring. In addition, our solutions use our real-time distributed network database to provide “always-on” access to network control data through a scalable, redundant and reliable architecture.

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. In 2015, 2014 and 2013, services revenue was 48.9%, 47.9% and 43.0% of our net revenue in the respective years.

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

Financial Highlights

We saw continued year-over-year growth in total net revenue. We had total net revenue of $306.1 million in fiscal year 2015, an increase of 22.3% compared to prior year. Products and licenses net revenue during fiscal year 2015 was $156.5 million, an increase of 20.1% compared to prior year. Services revenue during fiscal year 2015 was $149.6 million, which increased by 24.7% compared to prior year. Americas and EMEA revenue during fiscal year 2015 grew by 25.0% and 26.0% compared to prior year, while APAC revenue was flat year-over-year.

During fiscal year 2015, we generated $48.0 million in cash flows from operating activities and exited the year with $330.8 million in cash, cash equivalents and short term investments and $136.8 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During fiscal year 2015, total operating expenses increased by 21.6% compared to prior year. As of July 31, 2015, our employee count was 772 representing an increase of 11.7% from July 31, 2014 and was the most significant driver of the increase in costs and operating expenses.
Stock-based compensation expense amounted to $47.6 million, $41.0 million and $22.1 million during fiscal years 2015, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Key Metrics of Our Business

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key financial metrics include the following:

	Year Ended July 31,
	2015	2014	2013

	(Dollars in thousands)
Net revenue	$306,125	$250,340	$225,044
Deferred revenue, net (end of year)	$136,847	$116,113	$98,172
Change in deferred revenue, net	$20,734	$17,941	$21,505
Gross margin	78.1%	77.7%	78.6%
Loss from operations	$(25,425)	$(22,980)	$(3,138)
Operating margin	(8.3%)	(9.2%)	(1.4%)
Net cash provided by operating activities	$48,011	$46,308	$39,614

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
Non-GAAP income from operations and operating margin. Non-GAAP income from operations is income (loss) from operations as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, intangible asset amortization expense and acquisition related expenses. Non-GAAP operating margin is non-GAAP operating income divided by net revenue.
Non-GAAP net income and earnings per share ("EPS"). Non-GAAP net income is net income (loss) as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, intangible asset amortization expense and acquisition related expenses with income taxes adjusted to reflect our estimated long-term effective tax rate on a non-GAAP basis. Non-GAAP EPS is non-GAAP net income divided by non-GAAP diluted weighted average shares outstanding.

The following table reconciles GAAP gross profit and margin and GAAP income (loss) from operations and operating margin as reported on our consolidated statements of operations to non-GAAP gross profit and margin and non-GAAP income from operations and operating margin.

	Year Ended July 31,
	2015	2014	2013

	(Dollars in thousands)
Gross Profit Reconciliation:
GAAP gross profit	$238,994	$194,542	$176,791
Stock-based compensation	4,450	3,619	1,606
Intangible asset amortization expense	1,160	1,110	1,015
Non-GAAP gross profit	$244,604	$199,271	$179,412
Gross Margin Reconciliation:
GAAP gross margin	78.1%	77.7%	78.6%
Stock-based compensation	1.5	1.4	0.7
Intangible asset amortization expense	0.4	0.4	0.4
Non-GAAP gross margin	80.0%	79.5%	79.7%
Income from Operations Reconciliation:
GAAP loss from operations	$(25,425)	$(22,980)	$(3,138)
Stock-based compensation	47,623	40,971	22,064
Amortization of intangible assets	2,173	2,418	2,323
Non-GAAP income from operations	$24,371	$20,409	$21,249
Operating Margin Reconciliation:
GAAP operating margin	(8.3)%	(9.2%)	(1.4%)
Stock based compensation	15.6	16.4	9.8
Intangible asset amortization expense	0.7	0.9	1.0
Non-GAAP operating margin	8.0%	8.1%	9.4%

The following table reconciles GAAP net loss and weighted-average shares outstanding used in calculating GAAP net loss per share to non-GAAP net income and weighted-average shares outstanding used in calculating non-GAAP diluted EPS.

	Year Ended July 31,
	2015	2014	2013

	(In thousands, except per share amounts)
Net Income Reconciliation:
GAAP net loss	$(27,083)	$(23,917)	$(4,406)
Stock-based compensation	47,623	40,971	22,064
Intangible asset amortization expense	2,173	2,418	2,323
Non-GAAP net income	$22,713	$19,472	$19,981

Non-GAAP EPS	$0.38	$0.34	$0.37
Shares used in Calculating non-GAAP Diluted Net Income per Share Reconciliation:
Weighted-average shares outstanding used in calculating GAAP diluted net loss per share	56,626	53,581	48,494
Additional dilutive securities for non-GAAP income	2,657	4,057	5,477
Weighted-average shares outstanding used in calculating non-GAAP EPS	59,283	57,638	53,971

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

Basis of Presentation

Net Revenue

We derive our net revenue from sales and licensing of our products and sales of our services. Our net revenue is comprised of the following:

Products and Licenses Revenue. We generate products and licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. As a percentage of net revenue, we expect our products and licenses revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, seasonal and cyclical factors and the impact of significant transactions with unique terms and conditions that may require deferral of revenue. In addition, a significant portion of our product sales is to distributors where revenue recognition is generally determined upon their sell-through to resellers or, if there is no reseller, end customers.

Services Revenue. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. We generate maintenance and support revenue from sales of technical support services contracts, which are bundled with sales of appliances and add-on software modules, and subsequent renewals of those contracts. We offer maintenance and support services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize maintenance and support and subscription revenue over the duration of the contract; as a result, the impact on services revenue will lag any shift in products and licenses revenue. Subscription revenue consists of fees that we earn from services provided in connection with our security products. Training revenue consists of fees that we earn from training end customers and channel partners on the use of our products. Consulting revenue consists of fees that we earn related to installation, implementation, data migration and other services we provide to our end customers in conjunction with the deployment of our products. In absolute dollars, we expect our services revenue to increase as we renew existing maintenance and support contracts and expand our end customer base.

Cost of Revenue

Our cost of revenue is comprised of the following:

Cost of Products and Licenses Revenue. Cost of products and licenses revenue is comprised primarily of the cost of third-party hardware manufacturing services. Our cost of products and licenses revenue also includes personnel costs, shipping costs, an allocated portion of facility and IT costs, royalty fees, intangible asset amortization expense and warranty expenses. Cost of products and licenses revenue as a percentage of net revenue has been and will continue to be affected by a variety of factors, including the sales prices of our products, manufacturing costs, the mix of products sold and any excess inventory write-offs. We expect our product gross margin in fiscal year 2016 to be relatively flat compared to fiscal year 2015.

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

Other Expense, Net. Other expense, net consists primarily of foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

U.S. tax has not been provided for certain undistributed foreign earnings because we plan to reinvest those earnings indefinitely outside the United States.

RESULTS OF OPERATIONS

The following tables provide consolidated statements of operations data in dollars and as a percentage of our net revenue. We have derived the data for our years ended July 31, 2015, 2014 and 2013 from our audited consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2015	2014	2013

	(In thousands)
Net revenue:
Products and licenses	$156,510	$130,348	$128,203
Services	149,615	119,992	96,841
Total net revenue	306,125	250,340	225,044
Cost of revenue (1):
Products and licenses (2)	35,362	29,327	29,228
Services	31,769	26,471	19,025
Total cost of revenue	67,131	55,798	48,253
Gross profit	238,994	194,542	176,791
Operating expenses:
Research and development (1)	65,092	49,289	43,056
Sales and marketing (1)(2)	162,217	138,612	112,385
General and administrative (1)	37,110	29,621	24,488
Total operating expenses	264,419	217,522	179,929
Loss from operations	(25,425)	(22,980)	(3,138)
Other expense, net	(651)	(18)	(618)
Loss before provision for income taxes	(26,076)	(22,998)	(3,756)
Provision for income taxes	1,007	919	650
Net loss	$(27,083)	$(23,917)	$(4,406)

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2015	2014	2013

	(As a % of net revenue)
Net revenue:
Products and licenses	51.1%	52.1%	57.0%
Services	48.9	47.9	43.0
Total net revenue	100.0	100.0	100.0
Cost of revenue (1):
Products and licenses (2)	11.5	11.7	13.0
Services	10.4	10.6	8.4
Total cost of revenue	21.9	22.3	21.4
Gross profit	78.1	77.7	78.6
Operating expenses:
Research and development (1)	21.3	19.7	19.1
Sales and marketing (1)(2)	53.0	55.4	50.0
General and administrative (1)	12.1	11.8	10.9
Total operating expenses	86.4	86.9	80.0
Loss from operations	(8.3)	(9.2)	(1.4)
Other expense, net	(0.2)	—	(0.3)
Loss before provision for income taxes	(8.5)	(9.2)	(1.7)
Provision for income taxes	0.3	0.4	0.3
Net loss	(8.8%)	(9.6%)	(2.0%)

(1) Results above include stock-based compensation as follows:

	Year Ended July 31,
	2015	2014	2013

	(In thousands)
Cost of revenue	$4,450	$3,619	$1,606
Research and development	10,828	7,375	4,659
Sales and marketing	23,687	22,919	11,721
General and administrative	8,658	7,058	4,078
Total stock-based compensation	$47,623	$40,971	$22,064

(2) Results above include intangible asset amortization expense as follows:

	Year Ended July 31,
	2015	2014	2013

	(In thousands)
Cost of products and licenses revenue	$1,160	$1,110	$1,015
Sales and marketing	1,013	1,308	1,308
Total intangible asset amortization expense	$2,173	$2,418	$2,323

Results of Operations for the Years Ended July 31, 2015, 2014 and 2013

Net Revenue

The following table presents our net revenue for the years indicated and related changes from the prior years:

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2015	2014	$	%	2014	2013	$	%

	(Dollars in thousands)
Products and licenses	$156,510	$130,348	$26,162	20.1%	$130,348	$128,203	$2,145	1.7%
Services	149,615	119,992	29,623	24.7%	119,992	96,841	23,151	23.9%
Total net revenue	$306,125	$250,340	$55,785	22.3%	$250,340	$225,044	$25,296	11.2%

2015 Compared to 2014. Our net revenue increased by $55.8 million, or 22.3%, to $306.1 million in fiscal year 2015 from $250.3 million in in fiscal year 2014.

Products and licenses revenue increased by $26.2 million, or 20.1%, to $156.5 million in fiscal year 2015 from $130.3 million in fiscal year 2014 primarily due to increases in unit sales driven by sales of products to replace older generations of products and sales of our security solutions.

Services revenue increased by $29.6 million, or 24.7%, to $149.6 million in fiscal year 2015 from $120.0 million in fiscal year 2014. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period, and to a lesser extent an increase in subscription revenue.

2014 Compared to 2013. Our net revenue increased by $25.3 million, or 11.2%, to $250.3 million in fiscal year 2014 from $225.0 million in fiscal year 2013.

Products and licenses revenue slightly increased by $2.1 million, or 1.7%, to $130.3 million in fiscal year 2014 from $128.2 million in fiscal year 2013.

Services revenue increased by $23.2 million, or 23.9%, to $120.0 million in fiscal year 2014 from $96.8 million in fiscal year 2013. The change was primarily attributable to the growth of our established base of end customers with maintenance and support contracts that are amortized over the service period. Since end customers that purchase our products typically purchase maintenance and support contracts, which they may elect to renew in subsequent years, we expect our revenue generated from maintenance and support services to increase as our end customer base grows.

Gross Profit

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2015	2014	$	%	2014	2013	$	%

	(Dollars in thousands)
Products and licenses gross profit	$121,148	$101,021	$20,127		$101,021	$98,975	$2,046
Products and licenses gross margin	77.4%	77.5%		(0.1)	77.5%	77.2%		0.3
Services gross profit	$117,846	$93,521	$24,325		$93,521	$77,816	$15,705
Services gross margin	78.8%	77.9%		0.9	77.9%	80.4%		(2.5)
Total gross profit	$238,994	$194,542	$44,452		$194,542	$176,791	$17,751
Total gross margin	78.1%	77.7%		0.4	77.7%	78.6%		(0.9)

2015 Compared to 2014. Total gross margin increased by 0.4 percentage point to 78.1% in fiscal year 2015 from 77.7% in fiscal year 2014, which was primarily driven by the increase in our services gross margin. Products and licenses gross margin in fiscal year 2015 was relatively consistent compared to fiscal year 2014 due to consistency in our product material and manufacturing costs. Services gross margin increased by 0.9 percentage point from 77.9% in fiscal year 2014 to 78.8% in fiscal year 2015. The change was principally the result of services revenue growing at a faster rate than personnel costs.

2014 Compared to 2013. Total gross margin decreased by 0.9 percentage point to 77.7% in fiscal year 2014 from 78.6% in fiscal year 2013, which was primarily driven by the decrease in our services gross margin. Products and licenses gross margin in fiscal year 2014 was relatively consistent compared to fiscal year 2013 due to consistency in our product material and manufacturing costs. Services gross margin decreased by 2.5 percentage points from 80.4% in fiscal year 2013 to 77.9% in fiscal year 2014. The change was principally the result of personnel costs growing at a faster rate than services revenue.

Operating Expenses

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2015	2014	$	%	2014	2013	$	%

	(Dollars in thousands)
Research and development	$65,092	$49,289	$15,803	32.1%	$49,289	$43,056	$6,233	14.5%
Sales and marketing	162,217	138,612	23,605	17.0%	138,612	112,385	26,227	23.3%
General and administrative	37,110	29,621	7,489	25.3%	29,621	24,488	5,133	21.0%
Total operating expenses	$264,419	$217,522	$46,897	21.6%	$217,522	$179,929	$37,593	20.9%

2015 Compared to 2014.

Research and Development Expenses

Research and development expenses increased by $15.8 million, or 32.1%, to $65.1 million in fiscal year 2015 from $49.3 million in fiscal year 2014. The change was primarily attributable to a $10.8 million increase in personnel costs related to increased headcount, which includes a $3.5 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $2.7 million increase in facility and information and technology related expenses and a $1.8 million increase in the cost of third-party engineering and development services.

Sales and Marketing Expenses

Sales and marketing expenses increased by $23.6 million, or 17.0%, to $162.2 million in fiscal year 2015 from $138.6 million in fiscal year 2014. The change was primarily related to a $18.5 million increase in personnel costs due to increased headcount and higher sales commissions. This increase in personnel costs includes a $0.8 million increase in stock-based compensation related to our equity compensation programs and a $0.7 million increase in travel-related costs. The change in total sales and marketing expenses was also attributable to a $3.0 million increase in facility and information and technology related expenses, a $1.4 million increase in the cost of third-party sales and marketing consulting services and a $0.8 million increase in marketing expenses related to increased marketing programs and increased participation in marketing events with channel and technology partners.

General and Administrative Expenses

General and administrative expenses increased by $7.5 million, or 25.3%, to $37.1 million in fiscal year 2015 from $29.6 million in fiscal year 2014. The change was principally attributable to a $5.3 million increase in personnel costs associated with increased headcount, which includes a $1.6 million increase in stock-based compensation related to our equity compensation programs. The change in total general and administrative expenses was also attributable to a $1.3 million increase in facility and information and technology related expenses and a $0.8 million increase in consulting, contractor, accounting and audit services fees.

2014 Compared to 2013.

Research and Development Expenses

Research and development expenses increased by $6.2 million, or14.5%, to $49.3 million in fiscal year 2014 from $43.1 million in fiscal year 2013. The change was primarily attributable to a $2.9 million increase in personnel costs, which includes a $2.7 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $1.6 million increase in the cost of third-party engineering and development services, a $1.0 million increase in facility and information and technology related expenses and $0.4 million increase in depreciation expense for R&D related fixed assets.

Sales and Marketing Expenses

Sales and marketing expenses increased by $26.2 million, or 23.3%, to $138.6 million in fiscal year 2014 from $112.4 million in fiscal year 2013. The change was primarily related to a $21.5 million increase in personnel costs due to increased headcount. This increase in personnel costs includes a $11.2 million increase in stock-based compensation related to our equity compensation programs and a $1.3 million increase in travel-related costs. The change in total sales and marketing expenses was also attributable to a $2.6 million increase in facility and information and technology related expenses, a $0.8 million increase in marketing expenses related to increased marketing programs and participation in marketing events with channel and technology partners and a $0.6 million increase in the cost of third-party sales and marketing consulting services.

General and Administrative Expenses

General and administrative expenses increased by $5.1 million, or 21.0%, to $29.6 million in fiscal year 2014 from $24.5 million in fiscal year 2013. The change was principally attributable to a $4.6 million increase in personnel costs associated with increased headcount, which includes a $3.0 million increase in stock-based compensation related to our equity compensation programs. The change in total general and administrative expenses was also attributable to a $1.2 million increase in facility and information and technology related expenses. These increases were partially offset by the $0.8 million professional, legal, accounting and advisory services fees that we incurred in connection with the secondary offering by certain of our stockholders during the first quarter of fiscal 2013 which did not recur.

Other Expense, Net

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2015	2014	$	%	2014	2013	$	%

	(Dollars in thousands)
Other expense, net	$(651)	$(18)	$(633)	3,516.7%	$(18)	$(618)	$600	(97.1%)

2015 Compared to 2014. Other expense, net increased by $0.6 million from fiscal year 2014 to fiscal year 2015 primarily due to a $0.9 million increase in foreign currency exchange losses due to the strengthening of the U.S. dollar against certain major foreign currencies, partially offset by a $0.3 million net increase in interest income and other.

2014 Compared to 2013. Other expense, net decreased by $0.6 million from fiscal year 2013 to fiscal year 2014 primarily due to a $0.4 million decrease in foreign currency exchange losses due to the weakening of the U.S. dollar against certain major foreign currencies and a $0.2 million net increase in interest income and other.

Provision for income taxes

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2015	2014	$	%	2014	2013	$	%

	(Dollars in thousands)
Provision for income taxes	$1,007	$919	$88	9.6%	$919	$650	$269	41.4%

2015 Compared to 2014. Due to the full valuation allowance recorded against federal, state, and Canada deferred tax assets, our provision for income taxes in fiscal year 2015 consisted primarily of current tax provisions for state and foreign taxes. Our effective tax rates for fiscal years 2015 and 2014 were (3.9%) and (4.0%).

2014 Compared to 2013. Due to the full valuation allowance recorded against federal and state deferred tax assets, our provision for income taxes in 2014 consisted primarily of current tax provision for state and current and deferred provisions for foreign taxes. Our effective tax rates for fiscal years 2014 and 2013 were (4.0%) and (17.3%). The increase in both our provision for income taxes and our effective tax rate from fiscal year 2013 to fiscal year 2014 were principally attributable to the higher foreign tax provision due to increase in pre-tax income and the recognition of valuation allowance against the foreign R&D credits, offset by lower US state taxes due to lower taxable income in fiscal year 2014 compared to fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The following table shows our capital resources:

	July 31, 2015	July 31, 2014	$ Change	% Change

	(In thousands)
Cash and cash equivalents	$103,124	$78,535	$24,589	31.3%
Short-term investments	227,712	191,316	36,396	19.0%
Total cash, cash equivalents and short-term investments	$330,836	$269,851	$60,985	22.6%

Working capital	$258,567	$209,313	$49,254	23.5%

Our principal sources of liquidity as of July 31, 2015 consisted of cash and cash equivalents of $103.1 million, including $11.0 million held by our foreign subsidiaries, and short-term investments of $227.7 million. Cash and cash equivalents exclude $3.4 million of U.S. Treasury securities and $0.1 million in time deposits maintained in connection with various letters of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We have incurred operating losses in each of the last three fiscal years of our operations, and, as of July 31, 2015, we had working capital of $258.6 million (which was reduced by $95.1 million of current deferred revenue, net), and an accumulated deficit of $163.5 million. Our cash provided by operating activities can vary from period to period, particularly as a result of timing differences between billing and collection of receivables. Our cash used in investing activities principally relates to our capital expenditures. Our cash provided by financing activities principally relates to net proceeds from issuances of our common stock under our employee stock plans.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales, marketing and distribution capabilities, the introduction of new and enhanced products and services offerings and our costs to ensure access to adequate manufacturing capacity. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Summary of Cash Flows

We derived the following summary of our cash flows for the years indicated from our audited consolidated financial statements included elsewhere in this annual report:

	Year Ended July 31,
	2015	2014	2013

	(In thousands)
Net cash provided by operating activities	$48,011	$46,308	$39,614
Net cash used in investing activities	$(47,149)	$(59,764)	$(155,796)
Net cash provided by financing activities	$25,246	$22,163	$29,397

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

Cash provided by operating activities of $48.0 million during fiscal year 2015 was attributable to a net loss of $27.1 million, which was more than offset by a $16.7 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $47.6 million for stock-based compensation and $8.9 million for depreciation and amortization. The $16.7 million change in our net operating assets and liabilities was primarily due to a $20.7 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements, a $9.7 million increase in accrued compensation due to higher personnel related cost and a $2.8 million increase in accounts payable and accrued liabilities, which was primarily driven by the timing of payments and invoicing. These movements with positive operating cash flow impact were partially offset by a $9.5 million increase in net accounts receivable due to increased billings and timing of invoicing, a $3.6 million increase in prepaid expenses, other current assets and other assets and a $2.6 million increase in inventory primarily due to a non-recurring purchase of certain components for our hardware products. Our “days sales outstanding,” or “DSO,” in accounts receivable slightly increased from 52 days at July 31, 2014 to 54 days at July 31, 2015.

Cash provided by operating activities of $46.3 million during fiscal year 2014 was attributable to a net loss of$23.9 million, which was more than offset by a $19.9 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $41.0 million for stock-based compensation and $8.7 million for depreciation and amortization. The $19.9 million change in our net operating assets and liabilities was primarily due to a $17.9 million increase in net deferred revenue from growth in our established base of maintenance, a $3.1 million increase in accounts payable and accrued liabilities, which was primarily driven by the timing of payments and invoicing, and a $2.3 million decrease in net accounts receivable primarily due to increased collections. Our “days sales outstanding,” or “DSO,” in accounts receivable improved from 63 days at July 31, 2013 to 52 days at July 31, 2014. These movements with positive operating cash flow impact were partially offset by a $1.9 million increase in inventory and a$1.5 million increase in prepaid expenses, other current assets and other assets. The increase in inventory was mainly due to the increase in inventory at our international depots and to a lesser extent, due to the finished goods we purchased from smaller former independent contract manufacturers.

Cash provided by operating activities of $39.6 million during fiscal year 2013 was attributable to a net loss of $4.4 million, which was more than offset by a $15.4 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $22.1 million for stock-based compensation and $6.7 million for depreciation and amortization. The $15.4 million change in our net operating assets and liabilities was primarily due to an increase of $21.5 million in net deferred revenue from growth in our established base of maintenance and support contracts, a $5.9 million increase in other liabilities primarily driven by the collection of leasehold improvement incentives related to our new corporate headquarters, a $2.2 million increase in accrued compensation primarily due to increased headcount and higher accrued bonuses and sales commissions, and a $1.8 million increase in accounts payable and accrued liabilities. These increases were partially offset by an increase in net accounts receivable of $11.9 million due to increased revenue and timing of invoicing, a $2.2 million increase in prepaid expenses, other current assets and other assets and a $1.9 million increase in inventory mainly due to inventory build-up in preparation for next quarter's shipments. Our “days sales outstanding,” or “DSO,” in accounts receivable increased from 58 days at July 31, 2012 to 63 days at July 31, 2013 primarily due to a relatively higher amount of billings later in the quarter ended July 31, 2013.

  Cash Flows from Investing Activities

In fiscal year 2015, cash used in investing activities was $47.1 million, consisting of $147.1 million for purchases of short-term investments and $10.3 million for purchases of certain fixed assets, such as computer equipment and software and certain leasehold improvements, partially offset by $109.3 million and $1.0 million proceeds from maturities and sales of short-term investments.

In fiscal year 2014, cash used in investing activities was $59.8 million, consisting of $186.3 million for purchases of short-term investments, $6.4 million for purchases of certain fixed assets, such as computer equipment and software and certain leasehold improvements and $1.0 million cash used in a business acquisition, partially offset by$86.7 million and $47.2 million proceeds from maturities and sales of short-term investments.

In fiscal year 2013, cash used in investing activities was $155.8 million, consisting of $174.5 million for purchases of short-term investments, $16.5 million for purchases of leasehold improvements for our new corporate headquarters and computer equipment and software, partially offset by $34.6 million proceeds from maturities of short-term investments and a $0.6 million decrease in restricted cash.

Cash Flows from Financing Activities

In fiscal year 2015, cash provided by financing activities was $25.2 million, which was primarily related to proceeds from the issuance of common stock under our employee stock plans.

In fiscal year 2014, cash provided by financing activities was $22.2 million, which was primarily related to proceeds from the issuance of common stock under our employee stock plans.

In fiscal year 2013, cash provided by financing activities was $29.4 million, which was primarily related to net proceeds from the issuance of common stock under our employee stock plans.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of July 31, 2015. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	2021 and Thereafter

	(In thousands)
Contractual Obligations(1):
Operating lease obligations(2)	$24,576	$5,800	$4,813	$4,031	$3,986	$3,941	$2,005
Purchase commitments(3)	5,232	5,232	—	—	—	—	—
Total	$29,808	$11,032	$4,813	$4,031	$3,986	$3,941	$2,005

(1)
The contractual obligations table excludes tax liabilities of $3.4 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)	Operating lease obligations represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party contract manufacturers and suppliers in advance of anticipated sales.

Off-Balance Sheet Arrangements

As of July 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We recognize products and licenses revenue at the time of shipment provided that all other revenue recognition criteria have been met. Services revenue includes maintenance and support, training and consulting, and subscription services revenue. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts and subscription services is deferred and recognized ratably over the contractual period, generally one to three years. Revenue from consulting and training is recognized as the services are completed. Revenues are reported net of sales taxes.

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end-users. Revenue is generally recognized upon shipment based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Revenue from sales to certain distributors may be subject to agreements that allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As reliable estimates of these credits or returns cannot be made, product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors.

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

We evaluate goodwill for impairment on an annual basis as of May 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment test, we determine the fair value of our reporting unit based on our enterprise value.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during the years ended July 31, 2015, 2014 and 2013.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when those estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2015, 2014 and 2013, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2015, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $103.1 million and short-term investments of $227.7 million as of July 31, 2015. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Our short-term investments are held in U.S. treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2015, the effect of a hypothetical 100 basis point shift in overall interest rates would not have had a material impact on our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited the accompanying consolidated balance sheets of Infoblox Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoblox Inc. at July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infoblox Inc.'s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited Infoblox Inc.'s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infoblox Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Infoblox Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infoblox Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2015 of Infoblox Inc. and our report dated September 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 24, 2015

Management's Report on Internal Control Over Financial Reporting

The management of Infoblox Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2015, the Company's internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of July 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the company's internal control over financial reporting as of July 31, 2015.

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

/s/ Jesper Andersen	/s/ Remo E. Canessa
Jesper Andersen	Remo E. Canessa
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)
September 24, 2015	September 24, 2015

INFOBLOX INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	As of July 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,124	$78,535
Short-term investments	227,712	191,316
Accounts receivable, net of allowances of $446 at July 31, 2015 and $464 at July 31, 2014	45,881	36,420
Inventory	8,588	6,345
Prepaid expenses and other current assets	10,459	7,506
Total current assets	395,764	320,122
Property and equipment, net	23,225	18,785
Restricted cash	3,515	3,516
Intangible assets, net	1,923	4,096
Goodwill	33,293	33,293
Other assets	1,547	756
TOTAL ASSETS	$459,267	$380,568
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,136	$15,648
Accrued compensation	22,931	13,197
Deferred revenue, net	95,130	81,964
Total current liabilities	137,197	110,809
Deferred revenue, net	41,717	34,149
Other liabilities	5,201	6,314
TOTAL LIABILITIES	184,115	151,272
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 58,836 shares and 55,065 shares issued and outstanding as of July 31, 2015 and July 31, 2014	6	6
Additional paid-in capital	438,725	365,833
Accumulated other comprehensive loss	(37)	(84)
Accumulated deficit	(163,542)	(136,459)
TOTAL STOCKHOLDERS' EQUITY	275,152	229,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$459,267	$380,568

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2015	2014	2013

Net revenue:
Products and licenses	$156,510	$130,348	$128,203
Services	149,615	119,992	96,841
Total net revenue	306,125	250,340	225,044
Cost of revenue:
Products and licenses	35,362	29,327	29,228
Services	31,769	26,471	19,025
Total cost of revenue	67,131	55,798	48,253
Gross profit	238,994	194,542	176,791
Operating expenses:
Research and development	65,092	49,289	43,056
Sales and marketing	162,217	138,612	112,385
General and administrative	37,110	29,621	24,488
Total operating expenses	264,419	217,522	179,929
Loss from operations	(25,425)	(22,980)	(3,138)
Other expense, net	(651)	(18)	(618)
Loss before provision for income taxes	(26,076)	(22,998)	(3,756)
Provision for income taxes	1,007	919	650
Net loss	$(27,083)	$(23,917)	$(4,406)

Net loss per share - basic and diluted	$(0.48)	$(0.45)	$(0.09)

Weighted-average shares used in computing net loss per share - basic and diluted	56,626	53,581	48,494

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended July 31,
	2015	2014	2013
Net loss	$(27,083)	$(23,917)	$(4,406)
Other comprehensive gain (loss)
Unrealized holding gain (loss) on short-term investments, net	47	(73)	(11)
Comprehensive loss	$(27,036)	$(23,990)	$(4,417)

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 31, 2012	45,738	$5	$250,206	$—	$(108,136)	$142,075
Stock-based compensation	—	—	21,983	—	—	21,983
Issuance of common stock upon exercise of stock options	5,320	—	21,392	—	—	21,392
Issuance of common stock in connection with the employee stock purchase plan	571	—	7,887	—	—	7,887
Excess tax benefit from employee stock plans	—	—	409	—	—	409
Vesting of early exercised stock options	—	—	224	—	—	224
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Other	16	—	—	—	—	—
Net unrealized holding loss on short-term investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(4,406)	(4,406)
Balance at July 31, 2013	51,670	$5	$302,101	$(11)	$(112,542)	$189,553
Stock-based compensation	—	—	40,934	—	—	40,934
Issuance of common stock upon exercise of stock options	2,052	1	13,834	—	—	13,835
Issuance of common stock in connection with the ESPP	644		8,161	—	—	8,161
Restricted stock units issued in connection with business acquisition	18	—	573	—	—	573
Excess tax benefit from employee stock plans	—	—	170	—	—	170
Vesting of early exercised common stock options	—	—	60	—	—	60
Issuance of common stock upon vesting of restricted stock units	681	—	—	—	—	—
Net unrealized holding loss on short-term investments	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(23,917)	(23,917)
Balance at July 31, 2014	55,065	$6	$365,833	$(84)	$(136,459)	$229,296
Stock-based compensation			47,597			47,597
Issuance of common stock upon exercise of stock options	1,919	—	16,629	—	—	16,629
Issuance of common stock in connection with the ESPP	745	—	8,435	—	—	8,435
Issuance of common stock upon vesting of restricted stock units	1,107	—	—	—	—	—
Excess tax benefit from employee stock plans	—	—	207	—	—	207
Vesting of early exercised common stock options	—	—	24	—	—	24
Net unrealized holding gain on short-term investments	—	—	—	47	—	47
Net loss	—	—	—	—	(27,083)	(27,083)
Balance at July 31, 2015	58,836	$6	$438,725	$(37)	$(163,542)	$275,152
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended July 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,083)	$(23,917)	$(4,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	47,623	40,971	22,064
Depreciation and amortization	8,888	8,735	6,670
Excess tax benefits from employee stock plans	(207)	(170)	(409)
Other	2,096	827	344
Changes in operating assets and liabilities:
Accounts receivable, net	(9,461)	2,308	(11,909)
Inventory	(2,615)	(1,867)	(1,918)
Prepaid expenses, other current assets and other assets	(3,629)	(1,500)	(2,170)
Accounts payable and accrued liabilities	2,833	3,061	1,762
Accrued compensation	9,734	725	2,177
Deferred revenue, net	20,734	17,927	21,505
Other liabilities	(902)	(792)	5,904
Net cash provided by operating activities	48,011	46,308	39,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(147,137)	(186,322)	(174,478)
Proceeds from maturities of short-term investments	109,290	86,730	34,572
Proceeds from sales of short-term investments	1,001	47,180	—
Purchases of property and equipment	(10,303)	(6,352)	(16,515)
Business acquisition	—	(1,000)	—
Change in restricted cash	—	—	625
Net cash used in investing activities	(47,149)	(59,764)	(155,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock plans	25,039	21,993	29,223
Excess tax benefits from employee stock plans	207	170	409
Payment of remaining unpaid initial public offering costs	—	—	(235)
Net cash provided by financing activities	25,246	22,163	29,397
Effect of foreign exchange rate changes on cash and cash equivalents	(1,519)	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,589	8,707	(86,785)
CASH AND CASH EQUIVALENTS - Beginning of year	78,535	69,828	156,613
CASH AND CASH EQUIVALENTS - End of year	$103,124	$78,535	$69,828
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$1,341	$484	$164
Cash paid for income taxes, net	$483	$489	$1,120
Restricted stock units released in connection with business acquisition	$—	$573	$—
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, allowances for doubtful accounts and sales returns, valuation of our cash equivalents, restricted cash and available-for-sale investments, valuation of inventory, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation and accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash, available-for-sale investments and accounts receivable. Our cash, cash equivalents and restricted cash are invested in high-credit quality financial instruments held mainly in two US banks. Such deposits may be in excess of insured limits provided on such deposits. Our investments consist of a diversified portfolio of highly liquid securities that have maturities of less than two years.

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

Restricted Cash

Under our facility lease arrangements, we are required to maintain letters of credit from a U.S. bank as security for performance under these agreements. The letters of credit are generally invested in U.S. Treasury securities or money market funds or interest-bearing accounts in amounts equal to the letters of credit, which are classified as restricted cash on the consolidated balance sheets. Restricted cash, which is shown under non-current assets in the consolidated balance sheets, amounted to $3.5 million as of July 31, 2015 and 2014.

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

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our consolidated statements of operations. During the year ended July 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

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

Property and Equipment, Net

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Upon the retirement or disposition of property and equipment, the related costs and accumulated depreciation are removed from, and the resulting gain or loss is included in, the consolidated statements of operations. Repair and maintenance costs that do not extend the life or improve an asset are charged to expense as incurred.

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

We evaluate goodwill for impairment on an annual basis as of May 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment test, we determine the fair value of our reporting unit based on the Company's enterprise value.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during fiscal years 2015, 2014 and 2013.

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

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Services revenue includes maintenance and support, training and consulting, and subscription services revenue. Maintenance and support revenue includes arrangements for software maintenance and technical support for our products and licenses. Maintenance is offered under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. Revenue from customer maintenance and support contracts and subscription services is deferred and recognized ratably over the contractual period, generally one to three years. Revenue from consulting and training is recognized as the services are completed. Revenues are reported net of sales taxes.

We operate a multiple tier channel distribution model that includes distributors, value-added resellers and direct sales to end-users. Revenue is generally recognized upon shipment based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price adjustments, specific provisions for returns, price protection or rebates in agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. Revenue from sales to certain distributors may be subject to agreements that allow pricing credits, price protection, rebates and rights of return or involve international jurisdictions where the risk of returns or credits is considered to be high even though distributors do not have these contractual rights. As reliable estimates of these credits or returns cannot be made, product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. Exclusive Networks, a distributor, accounted for 10.8%, 10.5% and 11.5% of our total net revenue for fiscal years 2015, 2014 and 2013. As of July 31, 2015 and 2014, Exclusive Networks accounted 12.1% and12.8% of our total gross accounts receivable.

Shipping and Handling

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Research and Development Costs

Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which we define as the establishment of a working model, and the general availability of such software to customers has been short, resulting in software development costs qualifying for capitalization being insignificant. Accordingly, we did not capitalize any software development costs during the years ended July 31, 2015, 2014 and 2013.

Stock-Based Compensation

We recognize share-based compensation expense for all share-based payment awards including employee stock options, RSUs, and purchases under our ESPP based on each award's fair value on the grant date. We utilize the BSM option pricing model in order to determine the fair value of stock options and ESPP. The BSM option pricing model requires various highly subjective assumptions including volatility, expected award life, and risk-free interest rate. Since the trading history of our common stock is substantially shorter than the expected award life, we use a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the estimated life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, and the potential effect from options that have not been exercised. The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense during fiscal years 2015, 2014 and 2013 was $1.4 million, $1.3 million and $1.0 million.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, our subsidiaries' monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other expense, net in the consolidated statements of operations. Foreign currency exchange losses included in other expense, net during fiscal years 2015, 2014 and 2013 were $1.4 million, $0.5 million and $0.8 million.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For fiscal years 2015, 2014 and 2013, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for us in fiscal year 2018. We are currently evaluating the impact that this updated standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for us in fiscal year 2016. We are currently assessing the impact that this updated standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for us in the first quarter of our fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. As such, ASU 2014-09 will be effective for us in fiscal year 2019, with the option to adopt earlier in fiscal year 2018. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

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
The following weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Stock options to purchase common stock	3,155	3,629	6,123
Restricted stock units	2,077	1,745	225
Employee stock purchase plan	139	380	110

NOTE 3.	CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,695	$—	$—	$5,695
Short-term investments:
U.S. Treasury securities	162,718	50	(58)	162,710
U.S. government agency securities	42,468	9	(10)	42,467
FDIC-backed certificates of deposit	22,560	7	(32)	22,535
Total short-term investments	227,746	66	(100)	227,712
Restricted cash:
U.S. Treasury securities	3,416	1	(4)	3,413
Total cash equivalents, short-term investments and restricted cash	$236,857	$67	$(104)	$236,820

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of July 31, 2015:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$107,287	$107,293
Due after one year through two years	120,459	120,419
Total	$227,746	$227,712

We classify our available-for-sale investments as short-term investments in our consolidated balance sheets based on the availability of the funds for use in operations or strategic investments rather than the actual maturity dates.

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$7,550	$—	$—	$7,550
U.S. Treasury securities	2,000	—	—	2,000
Total cash equivalents	9,550	—	—	9,550
Short-term investments:
U.S. Treasury securities	136,729	37	(65)	136,701
U.S. government agency securities	37,433	3	(53)	37,383
FDIC-backed certificates of deposit	17,240	4	(12)	17,232
Total short-term investments	191,402	44	(130)	191,316
Restricted cash:
U.S. Treasury securities	3,413	2	—	3,415
Total cash equivalents, short-term investments and restricted cash	$204,365	$46	$(130)	$204,281

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at July 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$5,695	$—	$—	$5,695
Reported as short-term investments:
U.S. Treasury securities	162,710	—	—	162,710
U.S. government agency securities	—	42,467	—	42,467
FDIC-backed certificates of deposit	—	22,535	—	22,535
Total short-term investments	162,710	65,002	—	227,712
Reported as restricted cash:
U.S. Treasury securities	3,413	—	—	3,413
Total financial assets	$171,818	$65,002	$—	$236,820

	Fair Value Measurements at July 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$7,550	$—	$—	$7,550
U.S. Treasury securities	2,000	—	—	2,000
Total cash equivalents	$9,550	$—	$—	$9,550
Reported as short-term investments:
U.S. Treasury securities	136,701	—	—	136,701
U.S. government agency securities	—	37,383	—	37,383
FDIC-backed certificates of deposit	—	17,232	—	17,232
Total short-term investments	136,701	54,615	—	191,316
Reported as restricted cash:
U.S. Treasury securities	3,415	—	—	3,415
Total financial assets	$149,666	$54,615	$—	$204,281

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during fiscal years 2015 and 2014.

NOTE 4.	BALANCE SHEET COMPONENTS

Allowance for Doubtful Accounts and Sales Returns Reserve

The allowances for doubtful accounts and sales returns consist of the following activity:

	Balance at Beginning of Year	Charged to (Reversed From) Cost and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended July 31, 2013
Allowance for doubtful accounts	$357	$177	$(178)	$356
Sales returns reserve	187	197	(159)	225
Total allowance for doubtful accounts and sales returns reserve	$544	$374	$(337)	$581
Year Ended July 31, 2014
Allowance for doubtful accounts	$356	$72	$(89)	$339
Sales returns reserve	225	(73)	(27)	125
Total allowance for doubtful accounts and sales returns reserve	$581	$(1)	$(116)	$464
Year Ended July 31, 2015
Allowance for doubtful accounts	$339	$85	$(108)	$316
Sales returns reserve	125	32	(27)	130
Total allowance for doubtful accounts and sales returns reserve	$464	$117	$(135)	$446

Inventory

Inventory consists of the following:

	As of July 31,
	2015	2014
	(In thousands)
Raw materials	$2,224	$474
Finished goods	6,364	5,871
Total inventory	$8,588	$6,345

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of July 31,
	2015	2014
	(In thousands)
Prepaid expenses	$8,742	$6,002
Other current assets	1,717	1,504
Total prepaid expenses and other current assets	$10,459	$7,506

Property and Equipment, Net

Property and equipment, net consists of the following:

	As of July 31,
	2015	2014
	(In thousands)
Computer equipment and software	$28,073	$19,660
Furniture and fixtures	4,666	4,588
Leasehold improvements	11,370	10,604
Total property and equipment, gross	44,109	34,852
Less accumulated depreciation and amortization	(20,884)	(16,067)
Total property and equipment, net	$23,225	$18,785

Depreciation and amortization expense was $6.7 million, $6.3 million and $4.3 million in fiscal years 2015, 2014 and 2013.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of July 31,
	2015	2014
	(In thousands)
Accounts payable	$10,041	$8,064
Other	9,095	7,584
Total accounts payable and other current liabilities	$19,136	$15,648

Deferred Revenue, Net

Deferred revenue, net consists of the following:

	As of July 31,
	2015	2014
	(In thousands)
Deferred revenue:
Products and licenses	$6,255	$5,120
Services	133,834	112,642
Total deferred revenue	140,089	117,762
Deferred cost of revenue:
Products and licenses	567	449
Services	2,675	1,200
Total deferred cost of revenue	3,242	1,649
Total deferred revenue, net	136,847	116,113
Less current portion	95,130	81,964
Non-current portion	$41,717	$34,149

NOTE 5. OTHER EXPENSE, NET

Other expense, net is comprised of the following:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Interest income and other, net	$751	$435	$195
Foreign currency exchange losses	(1,402)	(453)	(813)
Total other expense, net	$(651)	$(18)	$(618)

NOTE 6.	ACQUISITION

In December 2013, we acquired substantially all of the assets of Internet Associates LLC, or IA, a small privately held software company that specialized in the automation of IP address management and IPv6, for a total consideration of $1.6 million. Of this amount, $1.0 million was paid in cash and $0.6 million represented the fair value of fully vested RSUs issued to former IA employees hired by us in connection with the acquisition. Of the total purchase price of $1.6 million, $1.0 million was allocated to the fair value of the core/developed technology and $0.6 million was allocated to the fair value of goodwill. We are amortizing the developed technology on a straight-line basis over an estimated useful life of 7 years. Amortization expense for this intangible asset was insignificant for fiscal years 2015 and 2014.

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is generally not deductible for tax purposes in stock for stock transactions. The balance of goodwill as of July 31, 2015 and 2014 was $33.3 million. There were no changes in the carrying value of goodwill during fiscal year 2015. The change in the carrying amount of goodwill for fiscal year 2014 was as follows:

Amount in Thousands
Balance as of July 31, 2013	$32,726
Acquisition	567
Balance as of July 31, 2014	$33,293
Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows:

As of July 31, 2015	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
		(Dollars in thousands)
Developed technology	5 to 7 years	$7,305	$(5,908)	$1,397	3.30 years
Customer relationships	2 to 7 years	6,574	(6,323)	251	2.67 years
Trademarks	6 years	200	(175)	25	0.75 years
Patents	6 years	1,000	(750)	250	1.50 years
Total		$15,079	$(13,156)	$1,923

As of July 31, 2014	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
		(Dollars in thousands)
Developed technology	5 to 6 years	$7,305	$(4,915)	$2,390	3.51 years
Customer relationships	2 to 7 years	6,574	(5,343)	1,231	1.57 years
Trademarks	6 years	200	(142)	58	1.75 years
Patents	6 years	1,000	(583)	417	2.50 years
Total		$15,079	$(10,983)	$4,096

We recognized intangible asset amortization expense in the consolidated statements of operations as follows:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Cost of products and licenses revenue	$1,160	$1,110	$1,015
Sales and marketing	1,013	1,308	1,308
Total intangible asset amortization expense	$2,173	$2,418	$2,323

As of July 31, 2015, estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Fiscal Year Ending July 31,	Estimated Amortization Expense
(In thousands)
2016	$1,048
2017	323
2018	208
2019	145
Thereafter	199
Total	$1,923

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into non-cancelable operating leases for facilities that expire at various dates through January 31, 2021. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. The aggregate future non-cancelable minimum lease payments for our operating leases as of July 31, 2015 consist of the following:

Fiscal Year Ending July 31,	Operating Leases
(In thousands)
2016	$5,800
2017	4,813
2018	4,031
2019	3,986
2020	3,941
Thereafter	2,005
Total	$24,576

Rent expense for all operating leases amounted to $5.1 million, $4.7 million and $4.6 million during fiscal years 2015, 2014 and 2013.

In May 2012, we entered into an agreement for the lease of an office building located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years which commenced in February 2013. This office building houses our corporate headquarters that we started occupying in March 2013. The annual base rent for this office lease ranges from approximately $3.2 million to $3.9 million over the term of the lease and we are also responsible for the payment of certain operating expenses, including utilities and real estate taxes. Pursuant to the terms of the lease agreement, we were obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In connection with this office lease, we received from the landlord leasehold incentives of approximately $6.0 million to make leasehold improvements to the leased office space. The leasehold incentive was recorded as leasehold improvements within property and equipment, net and as deferred rent within other liabilities in the consolidated balance sheets. The deferred rent liability is being amortized against rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the shorter of the period from when the improvements were placed into service until the end of their respective useful lives or the lease term. As of July 31, 2015, $3.9 million lease incentives remained unamortized, of which $3.2 million was included in other liabilities and $0.7 million was included in accounts payable and accrued liabilities in the consolidated balance sheet.

Contract Manufacturer Commitments

The third-party contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of July 31, 2015, we had $5.2 million in purchase commitments with our contract manufacturers and suppliers, of which $4.9 million relates to open purchase orders with our primary contract manufacturer.

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

On June 9, 2015, Stacey Greenfield, who claims to be a stockholder of the Company, filed suit in the United States District Court for the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (“Section 16”) against Cadian Capital Management, LP, and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Greenfield v. Cadian Capital Management, L.P., et al., Case No. 15-civ-04478.  We are named as a nominal defendant.  Plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf.  On September 3, 2015, the Cadian Defendants filed a motion to dismiss the complaint. The parties had previously agreed that we (as a nominal defendant) should not be required to file any responsive pleading until after the Cadian Defendants’ motion to dismiss is decided.  On September 11, 2015, Plaintiff informed the Court that, rather than oppose the motion to dismiss, Plaintiff intends to file an amended complaint, and will do so by October 7, 2015.

We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of July 31, 2015 and July 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 9.	COMMON STOCK RESERVED FOR ISSUANCE

We had reserved shares of common stock for future issuance as follows:

	As of July 31,
	2015	2014
	(In thousands)
Outstanding restricted stock units	4,406	3,442
Shares reserved for future grants	3,963	4,144
Outstanding stock options	3,357	4,914
Shares reserved for employee stock purchase plan	1,120	1,302
	12,846	13,802

NOTE 10.	EMPLOYEE BENEFIT PLANS

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

2012 Equity Incentive Plan
In April 2012, our board of directors approved and we adopted the 2012 Plan. It was subsequently amended in December 2012. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), stock bonus awards or performance awards. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options, RSUs, RSAs, SARs, stock bonus awards and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of July 31, 2015, 4.0 million shares were available for grant under the 2012 Plan.

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

Employee Stock Purchase Plan
Concurrent with the effectiveness of our registration statement on Form S-1 on April 19, 2012, the ESPP became effective. It was subsequently amended in December 2012 and February 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. Employees purchased approximately 0.7 million shares at an average price per share of $11.32, 0.6 million shares at an average price per share of $12.7 and 0.6 million shares at an average price per share of $13.80 under our ESPP during fiscal years 2015, 2014 and 2013. As of July 31, 2015, 1.1 million shares were available for future issuance under the ESPP.

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$4,450	$3,619	$1,606
Research and development	10,828	7,375	4,659
Sales and marketing	23,687	22,919	11,721
General and administrative	8,658	7,058	4,078
Total stock-based compensation	$47,623	$40,971	$22,064

The following table summarizes the stock-based compensation expense by award type:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
RSUs	$31,952	$24,359	$6,084
Stock options	8,860	12,252	10,061
ESPP	6,811	4,360	5,919
Total stock-based compensation	$47,623	$40,971	$22,064

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of July 31, 2015:

	As of July 31, 2015	Weighted-Average Amortization Period
	(In thousands)	(In years)
Restricted stock units	$64,247	2.37
Stock options	10,895	2.37
ESPP	3,873	0.96
Total unrecognized stock-based compensation balance	$79,015	2.30

Determination of Fair Value

The estimated grant date fair value of our stock options and ESPP awards was calculated using the BSM option-pricing model, based on the following assumptions:

	Year Ended July 31,
	2015	2014	2013
Employee Stock Options:
Expected term (in years)	6.08	6.08	6.08
Risk-free interest rate	1.81%	1.86%	1.04%
Expected volatility	55%	55%	54%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$9.49	$16.75	$10.49
ESPP:
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00
Risk-free interest rate	0.08% - 0.71%	0.06% - 0.48%	0.09% - 0.38%
Expected volatility	67% - 71%	55% - 77%	47% - 58%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$7.02 - $14.02	$6.12 - $12.87	$7.07 - $10.77

Determination of Fair Value
The exercise price per share of our options to purchase common stock is the closing sale price per share of our common stock as quoted on the NYSE on the date of grant.
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

Stock Option Activity

The following table summarizes the stock option activity and related information as of and for the three years ended July 31, 2015 under our Plans:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2012	11,847	$6.16	7.30	$176,037
Options granted	841	20.62
Options exercised	(5,320)	4.02
Options forfeited/expired	(705)	9.39
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Options granted	523	31.83
Options exercised	(2,052)	6.74
Options forfeited/expired	(220)	16.17
Outstanding as of July 31, 2014	4,914	$12.52	6.67	$14,980
Options granted	875	17.94
Options exercised	(1,919)	8.66
Options forfeited/expired	(513)	17.1
Outstanding as of July 31, 2015	3,357	$15.45	6.67	$32,040
Vested and expected to vest - July 31, 2015	3,229	$15.23	6.58	$31,416
Exercisable - July 31, 2015	1,993	$12.88	5.36	$23,877

The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period and the exercise price multiplied by the number of the related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company's common stock on the date of the exercise and the exercise price of each option, was $27.4 million and $57.0 million and $93.6 million for fiscal years 2015, 2014 and 2013. Total grant date fair value of options vested during fiscal years 2015, 2014 and 2013 was $10.6 million, $12.7 million and $10.2 million.

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

A summary of the restricted stock unit activity during the three years ended July 31, 2015 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2012	36	$18.68
Granted	2,107	$21.44
Vested	(25)	$20.36
Cancellations due to forfeitures	(132)	$19.86
Outstanding as of July 31, 2013	1,986	$21.15
Granted	2,432	$29.72
Vested	(699)	$22.37
Cancellations due to forfeitures	(277)	$29.90
Outstanding as of July 31, 2014	3,442	$26.47
Granted	2,889	$17.85
Vested	(1,107)	$27.99
Cancellations due to forfeitures	(818)	$23.26
Outstanding as of July 31, 2015	4,406	$21.03

Shares Available for Grant
The following table presents the stock grant activity and the total number of shares available for grant under the 2012 Plan as of July 31, 2015:

2012 Plan
(In thousands)
Balance at July 31, 2014	4,144
Additional shares authorized for issuance	2,252
Options granted	(875)
RSUs granted	(2,889)
Options forfeited/expired(1)	513
RSUs forfeited/expired	818
Balance at July 31, 2015	3,963

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

Employee 401(k) Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all of our United States employees. Each participant in the plan may elect to contribute up to $18,000 of his or her annual compensation to the plan for the calendar year 2015 and up to $17,500 for 2014 and 2013. Individuals who were 50 or older may contribute up to $24,000 of their annual income. Starting in the second quarter of fiscal 2015, we began matching eligible employee contributions on a service based tiered formula. We match $0.50 of each $1.00 of contributions per pay period to the maximum allowable amount ranging from 2% to 8% of eligible earnings depending on length of service. These contributions vest immediately. Our matching contributions to the 401(k) plan during fiscal year 2015 were $0.7 million. Prior to fiscal year 2015, we did not make any matching contributions to the 401(k) plan.

NOTE 11.	INCOME TAXES

The geographical breakdown of our income (loss) before provision for income taxes for fiscal years 2015, 2014 and 2013 is as follows:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Domestic	$(28,113)	$(24,964)	$(5,501)
International	2,037	1,966	1,745
Loss before provision for income taxes	$(26,076)	$(22,998)	$(3,756)

 The components of the provision for income taxes are as follows:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Current:
State	$355	$209	$539
Foreign	578	416	328
Total current	933	625	867
Deferred:
Federal	74	—	—
Foreign	—	294	(217)
Total deferred	74	294	(217)
Provision for income taxes	$1,007	$919	$650

The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Tax at statutory federal rate	$(9,127)	$(8,049)	$(1,314)
Change in valuation allowance	6,021	5,663	515
Stock-based compensation and other permanent items	4,555	3,696	2,765
R&D credit	(664)	(528)	(958)
State tax—net of federal benefit	283	158	477
Foreign rate differential	(135)	23	(500)
Foreign tax credit	(52)	(6)	(308)
Other	126	(38)	(27)
Provision for income taxes	$1,007	$919	$650

The components of the deferred tax assets, net are as follows:

	As of July 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,469	$13,814
Deferred revenue	12,995	11,259
Stock-based compensation	9,269	8,800
Tax credit carryforwards	8,584	7,195
Accruals, reserves and other	8,330	7,193
Fixed assets depreciation and other	921	393
Identified intangibles and other	212	—
Gross deferred tax asset	50,780	48,654
Valuation allowance	(50,772)	(48,136)
Total deferred tax asset	8	518

Deferred tax liability:
Identified intangibles and other	(74)	(510)
Net deferred tax assets (liability)	$(66)	$8

Recognition of deferred tax assets is appropriate when realization of these assets is more-likely-than-not. Based upon the weight of available evidence, which includes our historical operating performance and our ability to generate sufficient taxable income in the future, we recorded a full valuation allowance of $50.4 million and $47.8 million against the net U.S. deferred tax assets as of July 31, 2015 and 2014.We also recorded a $0.4 million and $0.3 million valuation allowance against all Canadian deferred tax assets as of July 31, 2015 and 2014 based upon the same above-mentioned criteria. The net valuation allowance increased by $2.7 million during the year ended July 31, 2015. The need for valuation allowance is subject to adjustment in future periods if sufficient positive evidence exists to support reversal.

As of July 31, 2015, we had U.S. federal net operating loss carryforwards of $159.4 million and California net operating loss carryforwards of $53.9 million. The federal net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2021 if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2018 if not utilized. Additionally, as of July 31, 2015, we had U.S. federal and California research and development credit carryforwards of $6.3 million and $6.0 million. The federal credit carryforwards will begin to expire at various dates beginning in 2023 while the California credit carryforwards are not subject to expiration. As of July 31, 2015, we also had Canadian scientific research and development credit carryforwards of $0.7 million which will expire beginning in 2034.

Net operating losses of approximately $135.5 million have not been included in the deferred tax asset table above as these net operating losses are attributable to excess tax benefits associated with equity related settlements. These benefits will not be recognized in the financial statements until they result in a reduction in taxes payable. When recognized in the financial statements, the tax benefit will be recorded to stockholders' equity. During fiscal year 2015, we recognized approximately $0.2 million of excess tax benefits which resulted in a credit to stockholders' equity.

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

Our policy with respect to our undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income tax has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. At July 31, 2015, the undistributed earnings approximated $3.7 million and the unrecorded deferred tax liability is estimated to be approximately $1.3 million.

Uncertain Tax Positions

As of July 31, 2015, 2014 and 2013, we had gross unrecognized tax benefits of $3.4 million, $2.9 million and $2.3 million. The balance of gross unrecognized tax benefits at July 31, 2015 relates to deferred tax assets with a corresponding valuation allowance. If recognized, the impact on our effective tax rate would not be material due to the full valuation allowance. We have not accrued interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during fiscal years 2015, 2014 and 2013. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

    The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Gross unrecognized tax benefits beginning balance	$2,863	$2,268	$1,342
Increases related to tax positions taken during current year	457	612	762
Increases (Decreases) related to tax positions from prior years	94	(17)	164
Gross unrecognized tax benefits	$3,414	$2,863	$2,268

We believe that the change to our unrecognized tax benefits in the next 12 months will not be material to our consolidated financial statements.

We are subject to taxation in the United States, various states and several foreign jurisdictions. We are not currently under examination in any major jurisdiction. All years for U.S. federal and state jurisdictions and fiscal years 2010 through 2015 for our major foreign jurisdictions remain subject to examination for income tax purposes.

NOTE 12.	SEGMENT INFORMATION

We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Year Ended July 31,
	2015	2014	2013
	(In thousands)
Americas	$205,349	$164,323	$147,017
Europe, Middle East and Africa	73,773	58,570	54,378
Asia Pacific	27,003	27,447	23,649
Total net revenue	$306,125	$250,340	$225,044

Included within the Americas total in the above table was revenue from sales in the U.S. of $193.5 million, $154.9 million and $138.9 million during fiscal years 2015, 2014 and 2013. Aside from the U.S., no other country comprised 10% of our net revenue for fiscal years 2015, 2014, or 2013.

Our property and equipment, net by location is summarized as follows:

	As of July 31,
	2015	2014
	(In thousands)
Americas	$21,807	$17,882
Asia Pacific	706	234
Europe, Middle East and Africa	712	669
	$23,225	$18,785

Included within the Americas total in the above table was property and equipment, net in the U.S. of $21.8 million and $17.8 million as of July 31, 2015 and 2014. Aside from the U.S., no other country comprised 10% of our fixed assets as of July 31, 2015 and 2014.

NOTE 13. UNAUDITED QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited quarterly consolidated statement of operations data for each of the last eight quarters in the period ended July 31, 2015. The unaudited quarterly consolidated statement of operations data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2015

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2014	2015	2015	2015
	(In thousands, except per share amounts)
Net revenue:
Products and licenses	$31,508	$37,917	$40,737	$46,348
Services	35,211	36,387	37,366	40,651
Total net revenue	66,719	74,304	78,103	86,999
Cost of revenue:
Products and licenses	7,467	8,787	9,069	10,039
Services	7,467	7,491	8,257	8,554
Total cost of revenue	14,934	16,278	17,326	18,593
Gross profit	51,785	58,026	60,777	68,406
Operating expenses:
Research and development	14,570	15,504	16,709	18,309
Sales and marketing	38,455	39,788	39,536	44,438
General and administrative	7,960	9,355	9,740	10,055
Total operating expenses	60,985	64,647	65,985	72,802
Loss from operations	(9,200)	(6,621)	(5,208)	(4,396)
Other income (expense), net	(190)	(590)	206	(77)
Loss before provision for (benefit from) income taxes	(9,390)	(7,211)	(5,002)	(4,473)
Provision for (benefit from) income taxes	820	(200)	134	253
Net loss	$(10,210)	$(7,011)	$(5,136)	$(4,726)

Net loss per share - basic and diluted	$(0.18)	$(0.13)	$(0.09)	$(0.08)

Fiscal 2014

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2013	2014	2014	2014
	(In thousands, except per share amounts)
Net revenue:
Products and licenses	$35,962	$31,565	$30,799	$32,022
Services	27,559	29,317	30,223	32,893
Total net revenue	63,521	60,882	61,022	64,915
Cost of revenue:
Products and licenses	7,887	7,086	7,119	7,235
Services	5,821	6,633	6,665	7,352
Total cost of revenue	13,708	13,719	13,784	14,587
Gross profit	49,813	47,163	47,238	50,328
Operating expenses:
Research and development	11,600	11,844	12,175	13,670
Sales and marketing	33,131	32,854	34,589	38,038
General and administrative	6,986	6,848	7,839	7,948
Total operating expenses	51,717	51,546	54,603	59,656
Loss from operations	(1,904)	(4,383)	(7,365)	(9,328)
Other income (expense), net	(101)	(103)	124	62
Loss before provision for (benefit from) income taxes	(2,005)	(4,486)	(7,241)	(9,266)
Provision for (benefit from) income taxes	544	(92)	201	266
Net loss	$(2,549)	$(4,394)	$(7,442)	$(9,532)

Net loss per share - basic and diluted	$(0.05)	$(0.08)	$(0.14)	$(0.17)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted loss per share.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of July 31, 2015, which is included in Item 8 of Part II of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information required by this Item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2015.

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

INFOBLOX INC.

Dated: September 24, 2015	By:	/S/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jesper Andersen and Remo E. Canessa, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jesper Andersen	President, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2015
Jesper Andersen

/S/ Remo E. Canessa	Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2015
Remo E. Canessa

/S/ Richard E. Belluzzo	Director	September 24, 2015
Richard E. Belluzzo

/S/ Laura C. Conigliaro	Director	September 24, 2015
Laura C. Conigliaro

/S/ Philip Fasano	Director	September 24, 2015
Philip Fasano

/S/ Fred M. Gerson	Director	September 24, 2015
Fred M. Gerson

/S/ Michael L. Goguen	Director	September 24, 2015
Michael L. Goguen

/S/ Daniel J. Phelps	Director	September 24, 2015
Daniel J. Phelps

Exhibit Index

Exhibit Number	Exhibit Title	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date
3.01	Form of Restated Certificate of Incorporation of the Registrant.	S-1	333-178925	3.02	April 9, 2012
3.02	Form of Restated Bylaws of the Registrant.	S-1	333-178925	3.04	April 9, 2012
4.01	Form of Registrant's Common Stock Certificate.	S-1	333-178925	4.01	April 9, 2012
4.02	Third Amended and Restated Investors' Rights Agreement by and among the Registrant and the Preferred Stockholders of the Registrant dated May 1, 2010.	S-1	333-178925	4.02	January 6, 2012
10.01†	2012 Employee Stock Purchase Plan, As Amended on February 25, 2014	10-Q	001-35507	10.01	March 7, 2014
10.02†	2012 Equity Incentive Plan	10-Q	001-35507	10.02	March 5, 2013
10.03†	Forms of Equity Award Agreements under 2012 Equity Incentive Plan	S-8	333-180840	99.4	April 20, 2012
10.04†*	Form of Market Stock Units Award Agreement under the 2012 Equity Incentive Plan
10.05†	Form of Indemnity Agreement.	S-1	333-178925	10.01	April 9, 2012
10.06†	2003 Stock Plan and Form of Option Grant	S-8	333-178925	10.02	January 6, 2012
10.07†	2005 Stock Plan.	S-1	333-178925	10.03	January 6, 2012
10.08†	Description of Infoblox Fiscal Year 2016 Bonus Plan	8-K	001-35507	5.02	September 4, 2015
10.09†	Offer Letter to Jesper Andersen from the Registrant, dated November 15, 2014	8-K	001-35507	10.01	November 25, 2014
10.10†	Offer Letter to Remo E. Canessa from the Registrant, dated October 7, 2004, as amended on December 5, 2008.	S-1	333-178925	10.10	January 6, 2012
10.11†*	Offer Letter to Thorsten Freitag from the Registrant, dated September 18, 2014
10.12†	Offer Letter to Scott J. Fulton from the Registrant, dated February 28, 2014	10-K	001-35507	10.04	September 25, 2015
10.13†	Form of Change in Control Severance Agreement by and between Jesper Andersen and the Registrant.	10-Q	001-35507	10.03	March 6, 2015
10.14†	Form of 2015 Executive VP Tier Change in Control Severance Agreement	10-Q	001-35507	10.04	March 6, 2015
10.15	Lease Agreement between Registrant and 3111-3141 Coronado Drive Associates, LLC, dated May 25, 2012.	10-Q	001-35507	10.04	June 1, 2012
23.01*	Consent of Independent Registered Public Accounting Firm
24.01*	Power of Attorney (included on Page 113)
31.01*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Schema Linkbase Document
101.CAL††	XBRL Taxonomy Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Definition Linkbase Document
101.LAB††	XBRL Taxonomy Labels Linkbase Document
101.PRE††	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
†	Indicates a management contract, compensatory plan or arrangement
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