Form 10-Q
period 2015-10-31
INFOBLOX INC
filed 2015-12-03
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

Large accelerated filer	[ x ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]   No  [ x ]
Shares outstanding of the registrant’s common stock:

Class	Outstanding at November 30, 2015
Common Stock, $0.0001 par value per share	59,847,362

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2015	July 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,621	$103,124
Short-term investments	222,500	227,712
Accounts receivable, net	47,233	45,881
Inventory	7,402	8,588
Prepaid expenses and other current assets	8,704	10,459
Total current assets	413,460	395,764
Property and equipment, net	24,138	23,225
Restricted cash	3,512	3,515
Intangible assets, net	1,601	1,923
Goodwill	33,293	33,293
Other assets	1,276	1,547
TOTAL ASSETS	$477,280	$459,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,657	$19,136
Accrued compensation	20,692	22,931
Deferred revenue, net	97,454	95,130
Total current liabilities	136,803	137,197
Deferred revenue, net	46,053	41,717
Other liabilities	4,937	5,201
TOTAL LIABILITIES	187,793	184,115
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 59,762 shares and 58,836 shares issued and outstanding as of October 31, 2015 and July 31, 2015	6	6
Additional paid-in capital	454,610	438,725
Accumulated other comprehensive loss	(76)	(37)
Accumulated deficit	(165,053)	(163,542)
TOTAL STOCKHOLDERS’ EQUITY	289,487	275,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$477,280	$459,267

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net revenue:
Products and licenses	$50,857	$31,508
Services	43,165	35,211
Total net revenue	94,022	66,719
Cost of revenue:
Products and licenses	10,350	7,467
Services	8,752	7,467
Total cost of revenue	19,102	14,934
Gross profit	74,920	51,785
Operating expenses:
Research and development	17,833	14,570
Sales and marketing	47,286	38,455
General and administrative	10,457	7,960
Total operating expenses	75,576	60,985
Loss from operations	(656)	(9,200)
Other income (expense), net	95	(190)
Loss before provision for income taxes	(561)	(9,390)
Provision for income taxes	950	820
Net loss	$(1,511)	$(10,210)

Net loss per share - basic and diluted	$(0.03)	$(0.18)

Weighted-average shares used in computing net loss per share - basic and diluted	59,272	55,371
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net loss	$(1,511)	$(10,210)
Other comprehensive loss
Unrealized holding loss on short-term investments, net	(39)	(9)
Comprehensive loss	$(1,550)	$(10,219)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,511)	$(10,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	12,827	12,222
Depreciation and amortization	2,325	2,213
Excess tax benefits from employee stock plans	(716)	(600)
Other	227	598
Changes in operating assets and liabilities:
Accounts receivable, net	(1,352)	99
Inventory	1,080	(978)
Prepaid expenses, other current assets and other assets	2,135	597
Accounts payable and accrued liabilities	536	1,380
Accrued compensation	(2,239)	2,040
Deferred revenue, net	6,660	5,142
Other liabilities	(264)	(208)
Net cash provided by operating activities	19,708	12,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(29,905)	(32,577)
Proceeds from maturities of short-term investments	34,920	20,340
Purchases of property and equipment	(3,205)	(1,751)
Proceeds from sales of short-term investments	—	1,001
Net cash provided by (used in) investing activities	1,810	(12,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock plans	2,332	1,535
Excess tax benefits from employee stock plans	716	600
Net cash provided by financing activities	3,048	2,135
Effect of foreign exchange rate changes on cash and cash equivalents	(69)	(434)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,497	1,009
CASH AND CASH EQUIVALENTS—Beginning of period	103,124	78,535
CASH AND CASH EQUIVALENTS—End of period	$127,621	$79,544
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$1,051	$328
Cash paid for income taxes, net	$158	$172
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of October 31, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended October 31, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of July 31, 2015 was derived from the audited consolidated balance sheet as of July 31, 2015. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for their fair presentation. All adjustments are of a normal recurring nature. The results for the three months ended October 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2016.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Except for the accounting policy related to our market stock units, or MSUs, described below, there have been no significant changes in our accounting policies during the three months ended October 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2015.

During the first quarter of fiscal 2016, we granted MSUs to certain of our executive officers as part of our executive compensation program. We measure and recognize compensation cost for all stock-based awards based on the awards' fair value. We use the Monte-Carlo simulation model to estimate the fair value of MSUs. As the MSUs contain a performance metric with a market condition (our stock performance relative to a market index), we recognize compensation cost for MSUs using the graded vesting approach, net of estimated forfeitures and do not adjust the expense for subsequent changes in the expected outcome of the market-based vesting conditions.
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
Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. Exclusive Networks, Ltd., a distributor, accounted for 12.4% and 12.2% of our total net revenue for the three months ended October 31, 2015 and 2014. Exclusive Networks Ltd. accounted for 10.5% and 14.0% of our total gross accounts receivable as of October 31, 2015 and July 31, 2015. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under this new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. This standard is effective for us in fiscal year 2018. The adoption of this standard is not expected to have a significant impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for us in fiscal year 2018. The adoption of this standard is not expected to have a significant impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard during the three months ended October 31, 2015 and our adoption did not have a significant impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance requires the use of either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. As such, ASU 2014-09 will be effective for us in fiscal year 2019, with the option to adopt earlier in fiscal year 2018. We are currently evaluating adoption timing and methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2015	2014

	(In thousands)
Stock options to purchase common stock	2,429	3,023
Restricted stock units	2,427	3,267
Employee Stock Purchase Plan	56	271

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of October 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$11,146	$—	$—	$11,146
Short-term investments:
U.S. Treasury securities	159,176	25	(78)	159,123
U.S. government agency securities	41,316	13	(18)	41,311
FDIC-backed certificates of deposit	22,080	8	(22)	22,066
Total short-term investments	222,572	46	(118)	222,500
Restricted cash:
U.S. Treasury securities	3,414	—	(4)	3,410
Total cash equivalents, short-term investments and restricted cash	$237,132	$46	$(122)	$237,056

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of October 31, 2015:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$118,409	$118,408
Due after one year through two years	104,163	104,092
Total	$222,572	$222,500

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

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at October 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$11,146	$—	$—	$11,146
Short-term investments:
U.S. Treasury securities	159,123	—	—	159,123
U.S. government agency securities	—	41,311	—	41,311
FDIC-backed certificates of deposit	—	22,066	—	22,066
Total short-term investments	159,123	63,377	—	222,500

Restricted cash:
U.S. Treasury securities	3,410	—	—	3,410
Total financial assets	$173,679	$63,377	$—	$237,056

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three months ended October 31, 2015.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	October 31, 2015	July 31, 2015

	(In thousands)
Raw materials	$1,873	$2,224
Finished goods	5,529	6,364
Total inventory	$7,402	$8,588

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	October 31, 2015	July 31, 2015

	(In thousands)
Deferred revenue:
Products and licenses	$6,363	$6,255
Services	140,953	133,834
Total deferred revenue	147,316	140,089
Deferred cost of revenue:
Products and licenses	595	567
Services	3,214	2,675
Total deferred cost of revenue	3,809	3,242
Total deferred revenue, net	143,507	136,847
Less current portion	97,454	95,130
Non-current portion	$46,053	$41,717

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of October 31, 2015, we had $7.7 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $6.9 million relates to open purchase orders with our primary independent contract manufacturer.

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
On April 16, 2013, Versata Software, Inc., or Versata, filed suit against us in the United States District Court for the District of Delaware in an action captioned Versata Software, Inc. F/K/A Trilogy Software, Inc.; and Versata Development Group, Inc. F/K/A Trilogy Development Group, Inc. v. Infoblox, Inc., Case No 1:13-cv-00678-UNA (D.Del.) (the “Action”).  In the Action, Versata alleged that we directly and/or indirectly infringed U.S. Patent Nos. 6,834,282; 6,907,414; 7,363,593 and 7,426,481 by making, using, licensing, selling and offering for sale software products and related services including but not limited to Infoblox IP Address Management. In December 2013, we filed a motion to dismiss the Action. In September 2015, the Court issued its Report and Recommendation to partially grant our motion. On October 28, 2015, Versata stipulated to the Court to dismiss the case with prejudice.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 9, 2015, Stacey Greenfield, who claims to be a stockholder of the Company, filed suit in the United States District Court for the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (“Section 16”) against Cadian Capital Management, LP, and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Greenfield v. Cadian Capital Management, L.P., et al., Case No. 15-civ-04478.  We are named as a nominal defendant.  Plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf.  On September 3, 2015, the Cadian Defendants filed a motion to dismiss the complaint. On October 7, 2015, Plaintiff filed an amended complaint (“Amended Complaint”). On November 6, 2015, the Court gave the Cadian Defendants permission to file on or before December 15, 2015 a motion to dismiss the Amended Complaint. The parties have agreed that we (as a nominal defendant) shall not be required to file any responsive pleading until after the Cadian Defendants’ motion to dismiss is decided.

We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of October 31, 2015 and July 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights, restricted stock units, or RSUs, and MSUs recorded in our condensed consolidated statements of operations:

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Cost of revenue	$1,128	$1,203
Research and development	3,217	2,608
Sales and marketing	6,218	6,348
General and administrative	2,265	2,063
	$12,828	$12,222

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended October 31,
	2015	2014
	(In thousands)
RSUs	$9,821	$7,438
Stock options	1,565	2,706
ESPP	1,132	2,078
MSUs	310	—
	$12,828	$12,222

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of October 31, 2015:

	As of October 31, 2015	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$78,331	2.67
Stock options	9,880	2.34
MSUs	4,011	1.75
ESPP	2,442	0.82
Total unrecognized stock-based compensation balance	$94,664	2.55

Determination of Fair Value
The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Three Months Ended October 31,
	2015	2014
Stock Options:
Expected term (in years)	6.08	6.08
Risk-free interest rate	1.70%	1.88%
Expected volatility	52%	57%
Dividend rate	—%	—%
Weighted average fair value per share	$9.49	$7.90

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Activity
A summary of the stock option activity under our stock plans during the three months ended October 31, 2015 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2015	3,357	$15.45	6.67	$32,040
Granted	72	18.78
Exercised	(297)	7.85
Canceled due to forfeitures and expirations	(49)	25.67
Outstanding as of October 31, 2015	3,083	16.09	6.94	11,300
Vested and expected to vest as of October 31, 2015	2,971	15.92	6.87	11,233
Vested and exercisable as of October 31, 2015	1,879	$13.85	5.94	$10,195

Restricted Stock Unit Activity
A summary of the RSU activity during the three months ended October 31, 2015 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2015	4,406	$21.03
Granted	1,693	18.19
Vested	(629)	20.38
Cancellations due to forfeitures	(142)	22.16
Outstanding as of October 31, 2015	5,328	$20.18

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Stock Units

During the three months ended October 31, 2015, the Compensation Committee of our board of directors approved awarding MSUs to certain of our officers. In general, the target shares are eligible to be earned in three annual installments, based on the number of shares eligible to be earned for the applicable performance period multiplied by the Performance Multiplier (as defined below) in effect for the applicable performance period. The performance periods consist of a one-, two- and three-year period within the three-year period covering fiscal 2016, fiscal 2017 and fiscal 2018, with each performance period commencing on the first day of fiscal 2016. In each of the first two performance periods, up to one-third of the target shares are eligible to be earned.  In the third performance period, up to the maximum shares (175% of target shares) less any shares that were earned in a prior performance period are eligible to be earned. The performance goal under the MSUs is our total stockholder return relative to the Russell 2000 Index over the applicable performance period. The Performance Multiplier is based on the positive difference or negative difference, measured in percentage points, between our total stockholder return and the total return for the Russell 2000 Index over the applicable performance period, and ranges from 0% to 175%. Subject to certain exceptions, the MSUs shall vest, if at all, only following the end of each applicable performance period, and the officer must be employed by us at the end of such performance period in order to vest in the award. We use a Monte-Carlo simulation to calculate the fair value of the award on the grant date. Monte-Carlo simulation requires various assumptions including stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. During the three months ended October 31, 2015, we granted a total of 245,000 MSUs with a weighted-average grant date fair value per unit of $20.66. We recognized $0.3 million stock-based compensation expense, net of estimated forfeitures, related to MSUs during the three months ended October 31, 2015. As of October 31, 2015, there was approximately $4.0 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs. No MSUs vested during the three months ended October 31, 2015 as the first performance period would not be completed until the end of fiscal 2016. No MSUs were forfeited or cancelled during the three months ended October 31, 2015.

NOTE 7. INCOME TAXES
The provisions for income taxes for the three months ended October 31, 2015 and 2014 were $1.0 million and $0.8 million. The provision for income taxes for the three months ended October 31, 2015 consisted of U.S. and foreign income taxes. The income tax provision for the three months ended October 31, 2014 consisted of federal minimum taxes, and state and foreign income taxes.

    For the three months ended October 31, 2015 and 2014, our provisions for income taxes differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three months ended October 31, 2015, we also maintained a full valuation allowance against net Canadian deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the net U.S. and Canadian deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against net U.S. and Canadian deferred tax assets as of October 31, 2015 and July 31, 2015. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended October 31, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. SEGMENT INFORMATION
We operate in one segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Americas	$61,326	$44,850
Europe, Middle East and Africa ("EMEA")	23,992	15,897
Asia Pacific ("APAC")	8,704	5,972
Total net revenue	$94,022	$66,719
Included within the Americas total in the above table is revenue from sales in the United States of $57.8 million and $42.3 million for the three months ended October 31, 2015 and 2014. No other country comprised more than 10% of our net revenue for the three months ended October 31, 2015 and 2014.

Our property and equipment, net by location is summarized as follows:

	October 31, 2015	July 31, 2015
	(In thousands)
Americas	$22,331	$21,807
EMEA	666	712
APAC	1,141	706
Total property and equipment, net	$24,138	$23,225

Included within the Americas total in the above table is property and equipment, net in the United States of $22.3 million and $21.8 million as of October 31, 2015 and July 31, 2015.

NOTE 9. SUBSEQUENT EVENTS

In November 2015, our board of directors authorized a $100 million share repurchase program with no termination date. Of this program, $50 million is expected to be executed as an accelerated share repurchase or ASR. For the remaining $50 million authorization, stock purchases may be made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. This share repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time by our board of directors without prior notice.

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

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 45.9% and 52.8% of our total net revenue for the three months ended October 31, 2015 and 2014.

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

Financial Highlights

We had net revenue of $94.0 million during the three months ended October 31, 2015, an increase of 40.9% year-over-year and 8.1% compared to the fourth quarter of fiscal 2015. Products and licenses net revenue during the three months ended October 31, 2015 was $50.9 million, which was an increase of 61.4% year-over-year and 9.7% compared to the fourth quarter of fiscal 2015. During the fourth quarter of fiscal 2015 and the three months ended October 31, 2015, we commenced recognizing revenue for product sales to certain distributors at the time of shipment as a result of revisions to our arrangements with those distributors to eliminate any stocking units or return rights and require end customer order information prior to shipment. The impact of this change increased products and licenses net revenue for the three months ended October 31, 2015 by $3.0 million year-over-year and $1.6 million compared to the fourth quarter of fiscal 2015. Services revenue during the three months ended October 31, 2015 was $43.2 million, which increased by 22.6% year-over-year and 6.2% compared to the fourth quarter of fiscal 2015. We had year-over-year revenue growth across all our regions. Americas increased 36.7%, EMEA was up 50.9% and APAC grew 45.7% year-over-year. Sequentially, Americas revenue was flat, EMEA was up 22.8% and APAC increased 30.6%.

During the quarter, we generated $19.7 million in cash flows from operating activities and exited the first quarter of fiscal 2016 with approximately $350.1 million in cash, cash equivalents and short term investments and $143.5 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the three months ended October 31, 2015, total operating expenses increased by 23.9% compared to the same period in the prior year which was primarily driven by the increase in personnel related costs.

Stock-based compensation expense amounted to $12.8 million and $12.2 million in the three months ended October 31, 2015 and 2014. We expect to continue to incur significant stock-based compensation expense and we continue to anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three months ended October 31, 2015 and 2014.

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Net revenue:
Products and licenses	$50,857	$31,508
Services	43,165	35,211
Total net revenue	94,022	66,719
Cost of revenue(1):
Products and licenses(2)	10,350	7,467
Services	8,752	7,467
Total cost of revenue	19,102	14,934
Gross profit	74,920	51,785
Operating expenses:
Research and development(1)	17,833	14,570
Sales and marketing(1) (2)	47,286	38,455
General and administrative(1)	10,457	7,960
Total operating expenses	75,576	60,985
Loss from operations	(656)	(9,200)
Other income (expense), net	95	(190)
Loss before provision for income taxes	(561)	(9,390)
Provision for income taxes	950	820
Net loss	$(1,511)	$(10,210)

	Three Months Ended October 31,
	2015	2014
Net revenue:
Products and licenses	54.1%	47.2%
Services	45.9	52.8
Total net revenue	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.0	11.2
Services	9.2	11.2
Total cost of revenue	20.2	22.4
Gross margin	79.8	77.6
Operating expenses:
Research and development(1)	19.0	21.9
Sales and marketing(1) (2)	50.3	57.6
General and administrative(1)	11.1	11.9
Total operating expenses	80.4	91.4
Operating margin	(0.6)	(13.8)
Other income (expense), net	0.1	(0.3)
Loss before provision for income taxes	(0.5)	(14.1)
Provision for income taxes	1.0	1.2
Net loss	(1.5)%	(15.3)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,128	$1,203
Research and development	3,217	2,608
Sales and marketing	6,218	6,348
General and administrative	2,265	2,063
Total stock-based compensation	$12,828	$12,222

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$290	$290
Sales and marketing	32	327
Total intangible asset amortization expense	$322	$617

Results of Operations for the Three Months Ended October 31, 2015 and 2014
The following table presents our net revenue for the three months ended October 31, 2015 and related changes from the same period in prior year:
Net Revenue

	Three Months Ended October 31,		Change in
	2015	2014	$	%
	(Dollars in thousands)
Products and licenses	$50,857	$31,508	$19,349	61.4%
Services	43,165	35,211	7,954	22.6%
Total net revenue	$94,022	$66,719	$27,303	40.9%

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014
Our net revenue increased by $27.3 million, or 40.9%, to $94.0 million during the three months ended October 31, 2015 from $66.7 million during the three months ended October 31, 2014.
Products and licenses revenue increased by $19.3 million, or 61.4%, to $50.9 million during the three months ended October 31, 2015 from $31.5 million during the three months ended October 31, 2014. The change was due primarily to increases in unit sales and sales prices, sales of products to replace older generations of products, and sales of our security solutions. In addition, during the fourth quarter of fiscal 2015 and the three months ended October 31, 2015, we commenced recognizing revenue for product sales to certain distributors at the time of shipment as a result of revisions to our arrangements with those distributors to eliminate any stocking units or return rights and require end customer order information prior to shipment. The impact of this change increased products and licenses revenue during the three months ended October 31, 2015 by $3.0 million compared to the three months ended October 31, 2014.
Services revenue increased $8.0 million, or 22.6%, to $43.2 million during the three months ended October 31, 2015 from $35.2 million during the three months ended October 31, 2014. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts, and to a lesser extent, sales of our subscription products, for which revenue is recognized ratably over the relevant service or subscription period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Gross Profit

	Three Months Ended October 31,		Change in
	2015	2014	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$40,507	$24,041	$16,466	68.5%
Products and licenses gross margin	79.6%	76.3%		3.3
Services Gross Profit:
Services gross profit	$34,413	$27,744	$6,669	24.0%
Services gross margin	79.7%	78.8%		0.9
Total Gross Profit:
Total gross profit	$74,920	$51,785	$23,135	44.7%
Total gross margin	79.7%	77.6%		2.1

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014
Total gross margin during the three months ended October 31, 2015 was 2.1 percentage points higher compared to the same period in the prior year primarily due to the increase in products and licenses gross margin. Products and licenses gross margin increased by 3.3 percentage points primarily due to favorable product mix, as shipments of newer, higher margin products represented a greater portion of products sold than in the prior period, and increased sales of software. Services gross margin during the three months ended October 31, 2015 was relatively flat compared to the same period in prior year.
Operating Expenses

	Three Months Ended October 31,		Change in
	2015	2014	$	%
	(Dollars in thousands)
Research and development	$17,833	$14,570	$3,263	22.4%
Sales and marketing	47,286	38,455	8,831	23.0%
General and administrative	10,457	7,960	2,497	31.4%
Total operating expenses	$75,576	$60,985	$14,591	23.9%
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014
Research and Development Expenses
Research and development expenses increased by $3.3 million, or 22.4%, to $17.8 million during the three months ended October 31, 2015 from $14.6 million during the three months ended October 31, 2014. The change was primarily attributable to a $2.6 million increase in personnel costs, which includes a $0.6 million increase in stock-based compensation associated with our equity compensation programs. The change was also attributable to a $0.5 million increase in facility and information technology related expenses. We intend to continue to invest in our research and development organization and expect research and development expense to grow in the remainder of fiscal 2016, but remain relatively consistent as a percentage of revenue.

Sales and Marketing Expenses
Sales and marketing expenses increased by $8.8 million, or 23.0%, to $47.3 million during the three months ended October 31, 2015 from $38.5 million during the three months ended October 31, 2014. The change was primarily related to a $6.6 million increase in personnel costs. The change was also attributable to a $1.2 million increase in facility and information technology related expenses and a $0.7 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense to grow in the remainder of fiscal 2016, but remain relatively consistent as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses increased by $2.5 million, or 31.4%, to $10.5 million during the three months ended October 31, 2015 from $8.0 million during the three months ended October 31, 2014. The change was principally attributable to a $1.6 million increase in personnel costs, which includes a $0.2 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $0.5 million increase in audit and consulting services fees, a $0.2 million increase in legal fees and a $0.2 million increase in facility and information technology related expenses. We expect general and administrative expense to grow in the remainder of fiscal 2016, but remain relatively consistent as a percentage of revenue.
Provision for Income Taxes

	Three Months Ended October 31,		Change in
	2015	2014	$	%
	(Dollars in thousands)
Provision for income taxes	$950	$820	$130	15.9%
The provisions for income taxes for the three months ended October 31, 2015 and 2014 were $1.0 million and $0.8 million. The provision for income taxes for the three months ended October 31, 2015 consisted of U.S. and foreign income taxes. The income tax provision for the three months ended October 31, 2014 consisted of federal minimum taxes, and state and foreign income taxes. We continued to provide a full valuation allowance against our U.S. and Canadian net deferred tax assets. As we continue to utilize our net operating losses, we expect to experience higher levels of provision for income taxes in future annual periods.

Liquidity and Capital Resources

	October 31, 2015	July 31, 2015
	(In thousands)
Cash and cash equivalents	$127,621	$103,124
Short-term investments	222,500	227,712
Total cash, cash equivalents and short-term investments	$350,121	$330,836

Working Capital	$276,657	$258,567

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$19,708	$12,295
Net cash provided by (used in) investing activities	$1,810	$(12,987)
Net cash provided by financing activities	$3,048	$2,135
Cash, Cash Equivalents and Short-term Investments
As of October 31, 2015, we had cash, cash equivalents and short-term investments of $350.1 million, including $10.5 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.4 million of U.S. Treasury securities and $0.1 million in time deposits maintained in connection with a letter of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure and stock repurchase requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $19.7 million during the three months ended October 31, 2015 was primarily attributable to a net loss of $1.5 million, which was more than offset by non-cash charges of $12.8 million for stock-based compensation, $2.3 million for depreciation and amortization and a $6.6 million cash inflow from the change in our net operating assets and liabilities. The $6.6 million change in our net operating assets and liabilities was primarily the result of a $6.7 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements, a $2.1 million decrease in prepaid expenses, other current assets and other assets and a $1.1 million decrease in finished goods inventory. These net operating cash inflows were partially offset by a $2.2 million decrease in accrued compensation primarily due to payments made during the first quarter of fiscal 2016 and a $1.4 million increase in accounts receivable due to increased billings.

Cash provided by operating activities of $12.3 million during the three months ended October 31, 2014 was primarily attributable to a net loss of $10.2 million, offset by non-cash charges of $12.2 million for stock-based compensation,$2.2 million for depreciation and amortization and an $8.1 million cash inflow from the change in our net operating assets and liabilities. The $8.1 million change in our net operating assets and liabilities was primarily the result of a $5.1 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts, a $2.0 million increase in accrued compensation primarily due to employee contributions under our ESPP, a $1.4 million increase in accounts payable and accrued liabilities, and a $0.6 million decrease in prepaid expenses, other current assets and other assets, partially offset by a $1.0 million increase in inventory primarily due to an increase in inventory at our international depots.
Cash Flows from Investing Activities
The $1.8 million cash provided by our investing activities during the three months ended October 31, 2015 was primarily due to $34.9 million of proceeds from maturities of short-term investments, partially offset by $29.9 million in cash used to purchase short-term investments and $3.2 million in cash used mainly for purchases of computer equipment and software and certain leasehold improvements.
The $13.0 million cash used in our investing activities during the three months ended October 31, 2014 was primarily due to $32.6 million in cash used to purchase short-term investments and $1.8 million in cash used mainly for purchases of computer equipment and software, partially offset by $21.3 million of proceeds from maturities and sales of short-term investments.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended October 31, 2015 and 2014 consisted primarily of net proceeds from the issuance of common stock under our employee stock plans which amounted to $2.3 million and $1.5 million.
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
Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

During the first quarter of fiscal 2016, we granted MSUs to certain of our executive officers as part of our executive compensation program for fiscal 2016. We measure and recognize compensation cost for all stock-based awards based on the awards' fair value. We use the Monte-Carlo simulation model to estimate the fair value of MSUs. As the MSUs contain a performance metric with a market condition (our stock performance relative to a market index), we recognize compensation cost for MSUs using the graded vesting approach, net of estimated forfeitures and do not adjust the expense for subsequent changes in the expected outcome of the market-based vesting conditions.
Contractual Obligations

As of October 31, 2015, we had $7.7 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $6.9 million relates to open purchase orders with our primary independent contract manufacturer. There have been no other significant changes during the three months ended October 31, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Off-Balance Sheet Arrangements
As of October 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our exposures to market risk have not changed materially since July 31, 2015. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended July 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During the three months ended October 31, 2015, we incurred a net loss of $1.5 million. As a result, we had an accumulated deficit of $165.1 million at October 31, 2015. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

We are increasing the focus of our sales and marketing efforts on large enterprise and service provider customers, which tend to have large and complex networks. We believe such customers have a greater need and budget for the solutions that we offer than smaller customers, and therefore we can sell more products and services to them. We expect that any relatively large sales that we may receive from time to time in the future would have a significant impact on our product and licenses revenues in the quarter in which we recognize revenues from these sales. Large sales make our net revenues and operating results more likely to vary from quarter to quarter because the number of large sales is expected to vary from period to period. The loss of any particular large sale in any period could be significant. As a result, our operating results could suffer if any large sales are delayed or cancelled in any future period.

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
Historically, we have derived the substantial majority of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect sales of our Trinzic DDI family of products to have a similar contribution to product and licenses revenue for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. Since the second quarter of fiscal year 2015, our net revenue has benefited from product sales to existing customers who upgraded from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances. We expect the benefit from this upgrade cycle will begin to lessen over the next one to two quarters. If we fail to deliver product enhancements, new releases or new products that meet the needs of our end customers, it will be more difficult for us to succeed. Moreover, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. While we have recently increased the focus of our sales and marketing efforts on large enterprise and service provider customers to achieve these objectives, there can be no assurance this strategy will be effective as to these potential customers or at increasing our overall sales. In addition, we have hired new personnel and added other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales and channel development personnel and our international operations in order to achieve revenue growth. In addition, we expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide and expand our marketing programs and relationships with current and future channel partners and end customers. The return on these and future investments may be lower, or may be realized more slowly, than we expect. For example, despite these investments into the growth of our sales function, since the first quarter of fiscal year 2015, we have experienced higher turnover in sales personnel than in the past, which will likely reduce some of the benefits we expected from such investments and could make it more difficult for us to implement our sales execution strategies and otherwise attract new end customers or expand sales among our existing end customers. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

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
We compete primarily with large technology companies, such as BMC Software, Inc., EMC Corporation, F5 Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation and Palo Alto Networks, telecommunication equipment providers, such as Alcatel-Lucent and British Telecom, and specialized technology providers, such as BlueCat Networks, Inc., Efficient IP, Inc. and Nominum, Inc. We also seek to replace network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.
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

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. In this regard, we have been sued in the past for alleged patent infringement. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a more limited portfolio of issued patents than our major competitors, and therefore may not be able to utilize our intellectual property portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services. We could also be required to seek a license for the use of that intellectual property, which might not be available on commercially acceptable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. For example, since the first quarter of fiscal year 2015, we have experienced higher turnover in sales personnel than in the past. In addition, employees who are substantially vested in significant stock options and RSUs could exercise those options and sell their stock, which might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

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

Replacing departing executive officers and key employees can involve organizational disruption, including employee departures. We have experienced transitions among our executive officers, including the appointment of our president and chief executive officer in December 2014, and the departures and subsequent appointments of three executive vice presidents since October 2014. In September 2015, we also announced that our chief financial officer intends to step down from his role upon his successor being appointed. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During the three months ended October 31, 2015 and 2014, 38.5% and 36.6% of our net revenue were derived from customers outside of the United States. During the three months ended October 31, 2015, revenue from customers in the United States grew 36.7% year-over-year while revenue generated internationally grew 48.2% year-over-year. There can be no assurance that these trends will continue in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Malaysia, and we expect to expand our offshore development efforts. We also have testing and support personnel in India and sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	fund our operations;

•	continue our research and development;

•	fund stock repurchases;

•	commercialize new products; or

•	acquire companies, in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for different types of funding and overall economic conditions.

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

Infoblox Inc.

Date: December 3, 2015	By:	/s/ Remo E. Canessa
Remo E. Canessa Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Form of Market Stock Units Award Agreement under the 2012 Equity Incentive Plan(1)
10.2*	Description of Infoblox Fiscal Year 2016 Bonus Plan
31.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Remo E. Canessa, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
(1)
Previously filed as Exhibit 10.04 to Registrant’s annual report on Form 10-K (File No. 001-35507), filed with the Securities and Exchange Commission on September 25, 2015, and incorporated by reference herein.