Form 10-Q
period 2016-01-31
INFOBLOX INC
filed 2016-03-03
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer	[ x ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]   No  [ x ]
Shares outstanding of the registrant’s common stock:

Class	Outstanding at February 29, 2016
Common Stock, $0.0001 par value per share	57,849,856

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,804	$103,124
Short-term investments	194,427	227,712
Accounts receivable, net	53,883	45,881
Inventory	6,709	8,588
Prepaid expenses and other current assets	11,860	10,459
Total current assets	399,683	395,764
Property and equipment, net	23,212	23,225
Restricted cash	3,518	3,515
Intangible assets, net	1,279	1,923
Goodwill	33,293	33,293
Other assets	1,279	1,547
TOTAL ASSETS	$462,264	$459,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,199	$19,136
Accrued compensation	19,091	22,931
Deferred revenue, net	108,216	95,130
Total current liabilities	146,506	137,197
Deferred revenue, net	50,924	41,717
Other liabilities	4,687	5,201
TOTAL LIABILITIES	202,117	184,115
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 58,517 shares and 58,836 shares issued and outstanding as of January 31, 2016 and July 31, 2015	6	6
Additional paid-in capital	446,195	438,725
Accumulated other comprehensive loss	(218)	(37)
Accumulated deficit	(185,836)	(163,542)
TOTAL STOCKHOLDERS’ EQUITY	260,147	275,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,264	$459,267

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
Net revenue:
Products and licenses	$51,516	$37,917	$102,373	$69,425
Services	44,483	36,387	87,648	71,598
Total net revenue	95,999	74,304	190,021	141,023
Cost of revenue:
Products and licenses	9,856	8,787	20,206	16,254
Services	9,065	7,491	17,817	14,958
Total cost of revenue	18,921	16,278	38,023	31,212
Gross profit	77,078	58,026	151,998	109,811
Operating expenses:
Research and development	17,461	15,504	35,294	30,074
Sales and marketing	45,996	39,788	93,282	78,243
General and administrative	11,149	9,355	21,606	17,315
Total operating expenses	74,606	64,647	150,182	125,632
Income (loss) from operations	2,472	(6,621)	1,816	(15,821)
Other income (expense), net	167	(590)	262	(780)
Income (loss) before provision for (benefit from) income taxes	2,639	(7,211)	2,078	(16,601)
Provision for (benefit from) income taxes	(1,139)	(200)	(189)	620
Net income (loss)	$3,778	$(7,011)	$2,267	$(17,221)

Net income (loss) per share - basic and diluted	$0.06	$(0.13)	$0.04	$(0.31)

Weighted-average shares used in computing basic net income (loss) per share	58,926	56,087	59,099	55,729
Weighted-average shares used in computing diluted net income (loss) per share	60,138	56,087	60,795	55,729
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
Net income (loss)	$3,778	$(7,011)	$2,267	$(17,221)
Other comprehensive loss
Unrealized holding gain (loss) on short-term investments, net	(142)	105	(181)	96
Comprehensive income (loss)	$3,636	$(6,906)	$2,086	$(17,125)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,267	$(17,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	25,793	24,339
Depreciation and amortization	4,982	4,437
Increase (decrease) in excess tax benefits from employee stock plans	387	(241)
Other	556	1,552
Changes in operating assets and liabilities:
Accounts receivable, net	(8,002)	(2,473)
Inventory	1,778	(1,267)
Prepaid expenses, other current assets and other assets	(930)	(907)
Accounts payable and accrued liabilities	358	553
Accrued compensation	(3,840)	3,247
Deferred revenue, net	22,293	15,239
Other liabilities	(514)	(430)
Net cash provided by operating activities	45,128	26,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(29,905)	(56,316)
Proceeds from maturities of short-term investments	62,700	40,880
Purchases of property and equipment	(5,144)	(3,299)
Proceeds from sales of short-term investments	—	1,001
Net cash provided by (used in) investing activities	27,651	(17,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(50,019)	—
Proceeds from issuance of common stock under employee stock plans	7,555	7,633
Increase (decrease) in excess tax benefits from employee stock plans	(387)	241
Net cash provided by (used in) financing activities	(42,851)	7,874
Effect of foreign exchange rate changes on cash and cash equivalents	(248)	(1,269)
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,680	15,699
CASH AND CASH EQUIVALENTS—Beginning of period	103,124	78,535
CASH AND CASH EQUIVALENTS—End of period	$132,804	$94,234
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$522	$378
Cash paid for income taxes, net	$439	$138
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of January 31, 2016 and the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended January 31, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of July 31, 2015 was derived from the audited consolidated balance sheet as of July 31, 2015. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for their fair presentation. All adjustments are of a normal recurring nature. The results for the three and six months ended January 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2016.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Except for the accounting policy related to our market stock units, or MSUs, described below, and the election to allocate the cost related to the repurchase of common stock between additional paid-in-capital and accumulated deficit (see Note 6), there have been no significant changes in our accounting policies during the three and six months ended January 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2015.

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
Significant customers are those which represent more than 10% of our total net revenue or total gross accounts receivable balance at each respective balance sheet date. Exclusive Networks, Ltd., a distributor, accounted for 14.2% and 13.3% of our total net revenue for the three and six months ended January 31, 2016 and 10.9% and 11.5% for the three and six months ended January 31, 2015. Exclusive Networks Ltd. and Barclays Services Corporation, an end-user customer, accounted for 13.9% and 10.7% of our total gross accounts receivable as of January 31, 2016. Exclusive Networks Ltd. accounted for 14.0% of our total gross accounts receivable as of July 31, 2015. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under this new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Early adoption is permitted, and we are in the process of evaluating the timing of the adoption. Should we not early adopt, this standard will be effective for us in fiscal year 2018. The adoption of this standard is not expected to have a significant impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. Early adoption is permitted, and we are in the process of evaluating the timing of the adoption. Should we not early adopt, this standard will be effective for us in fiscal year 2018. The adoption of this standard is not expected to have a significant impact on our condensed consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015

	(In thousands)
Stock options to purchase common stock	1,743	3,412	1,632	3,221
Restricted stock units	1,488	1,946	1,355	2,229
Employee Stock Purchase Plan	171	58	164	260

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of January 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$18,004	$—	$—	$18,004
Short-term investments:
U.S. Treasury securities	135,602	—	(156)	135,446
U.S. government agency securities	37,439	4	(27)	37,416
FDIC-backed certificates of deposit	21,600	3	(38)	21,565
Total short-term investments	194,641	7	(221)	194,427
Restricted cash:
U.S. Treasury securities	3,420	—	(4)	3,416
Total cash equivalents, short-term investments and restricted cash	$216,065	$7	$(225)	$215,847

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of January 31, 2016:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$123,035	$122,933
Due after one year through two years	71,606	71,494
Total	$194,641	$194,427

We classify our available-for-sale investments as short-term investments in our condensed consolidated balance sheet based on the availability of the funds for use in operations or strategic investments rather than the actual maturity dates.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,695	$—	$—	$5,695
Short-term investments:
U.S. Treasury securities	162,718	50	(58)	162,710
U.S. government agency securities	42,468	9	(10)	42,467
FDIC-backed certificates of deposit	22,560	7	(32)	22,535
Total short-term investments	227,746	66	(100)	227,712
Restricted cash:
U.S. Treasury securities	3,416	1	(4)	3,413
Total cash equivalents, short-term investments and restricted cash	$236,857	$67	$(104)	$236,820

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at January 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$18,004	$—	$—	$18,004
Short-term investments:
U.S. Treasury securities	135,446	—	—	135,446
U.S. government agency securities	—	37,416	—	37,416
FDIC-backed certificates of deposit	—	21,565	—	21,565
Total short-term investments	135,446	58,981	—	194,427

Restricted cash:
U.S. Treasury securities	3,416	—	—	3,416
Total financial assets	$156,866	$58,981	$—	$215,847

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three and six months ended January 31, 2016.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	January 31, 2016	July 31, 2015

	(In thousands)
Raw materials	$1,825	$2,224
Finished goods	4,884	6,364
Total inventory	$6,709	$8,588

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	January 31, 2016	July 31, 2015

	(In thousands)
Deferred revenue:
Products and licenses	$8,314	$6,255
Services	155,130	133,834
Total deferred revenue	163,444	140,089
Deferred cost of revenue:
Products and licenses	487	567
Services	3,817	2,675
Total deferred cost of revenue	4,304	3,242
Total deferred revenue, net	159,140	136,847
Less current portion	108,216	95,130
Non-current portion	$50,924	$41,717

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of January 31, 2016, we had $7.5 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $6.5 million relates to open purchase orders with our primary independent contract manufacturer.

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

On June 9, 2015, Stacey Greenfield, who claims to be a stockholder of the Company, filed suit in the United States District Court for the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (“Section 16”) against Cadian Capital Management, LP, and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Greenfield v. Cadian Capital Management, L.P., et al., Case No. 15-civ-04478.  We are named as a nominal defendant.  Plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf.  On September 3, 2015, the Cadian Defendants filed a motion to dismiss the complaint. On October 7, 2015, Plaintiff filed an amended complaint (“Amended Complaint”). On December 11, 2015, the Cadian Defendants filed a motion to dismiss the Amended Complaint, which Plaintiff has since opposed. The motion to dismiss has been fully briefed but has not been ruled upon by the Court. The parties have agreed that we (as a nominal defendant) shall not be required to file any responsive pleading until after the Cadian Defendants’ motion to dismiss is decided.

We believe at this time that liabilities associated with this case, while possible, are not probable, and therefore we have not recorded any accrual for them as of January 31, 2016 and July 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights, restricted stock units, or RSUs, and MSUs recorded in our condensed consolidated statements of operations:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$1,221	$1,201	$2,349	$2,404
Research and development	2,908	2,633	6,125	5,241
Sales and marketing	6,343	5,847	12,561	12,195
General and administrative	2,493	2,436	4,758	4,499
	$12,965	$12,117	$25,793	$24,339

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
	(In thousands)
RSUs	$9,494	$7,846	$19,315	$15,284
Stock options	1,601	2,448	3,166	5,154
ESPP	1,284	1,823	2,416	3,901
MSUs	586	—	896	—
	$12,965	$12,117	$25,793	$24,339

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of January 31, 2016:

	As of January 31, 2016	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$71,705	2.64
Stock options	7,974	2.28
ESPP	4,106	1.05
MSUs	3,503	1.50
Total unrecognized stock-based compensation balance	$87,288	2.49

Determination of Fair Value
The fair value of stock option grants and ESPP purchase rights was estimated at the date of grant and start of the offering period using the following assumptions:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
Stock Options:
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.70%	1.73%	1.70%	1.80%
Expected volatility	52%	55%	52%	56%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$9.24	$9.40	$9.48	$8.66
Employee Stock Purchase Plan:
Expected term (in years)	0.50-2.00	0.50-2.00	0.50 - 2.00	0.50 - 2.00
Risk-free interest rate	0.51%-0.96%	0.16%-0.71%	0.51% - 0.96%	0.16% - 0.71%
Expected volatility	64%	71%	64%	71%
Dividend rate	—%	—%	—%	—%
Weighted average fair value per share	$6.19-$9.44	$7.02-$10.72	$6.19 - $9.44	$7.02-$10.72

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Activity
A summary of the stock option activity under our stock plans during the six months ended January 31, 2016 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2015	3,357	$15.45	6.67	$32,040
Granted	74	18.76
Exercised	(425)	7.91
Canceled due to forfeitures and expirations	(134)	20.62
Outstanding as of January 31, 2016	2,872	16.40	6.27	9,785
Vested and expected to vest as of January 31, 2016	2,787	16.27	6.20	9,747
Vested and exercisable as of January 31, 2016	1,965	$14.60	5.32	$9,153

Restricted Stock Unit Activity
A summary of the RSU activity during the six months ended January 31, 2016 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2015	4,406	$21.03
Granted	2,014	18.13
Vested	(1,104)	19.45
Cancellations due to forfeitures	(457)	19.93
Outstanding as of January 31, 2016	4,859	$20.29

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Stock Units

In September 2015, the Compensation Committee of our board of directors approved awarding MSUs to certain of our officers. In general, the target shares are eligible to be earned in three annual installments, based on the number of shares eligible to be earned for the applicable performance period multiplied by the Performance Multiplier (as defined below) in effect for the applicable performance period. The performance periods consist of a one-, two- and three-year period within the three-year period covering fiscal 2016, fiscal 2017 and fiscal 2018, with each performance period commencing on the first day of fiscal 2016. In each of the first two performance periods, up to one-third of the target shares are eligible to be earned.  In the third performance period, up to the maximum shares (175% of target shares) less any shares that were earned in a prior performance period are eligible to be earned. The performance goal under the MSUs is our total stockholder return relative to the Russell 2000 Index over the applicable performance period. The Performance Multiplier is based on the positive difference or negative difference, measured in percentage points, between our total stockholder return and the total return for the Russell 2000 Index over the applicable performance period, and ranges from 0% to 175%. Subject to certain exceptions, the MSUs shall vest, if at all, only following the end of each applicable performance period, and the officer must be employed by us at the end of such performance period in order to vest in the award. We use a Monte-Carlo simulation to calculate the fair value of the award on the grant date. Monte-Carlo simulation requires various assumptions including stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. In September 2015, we granted a total of 245,000 MSUs with a weighted-average grant date fair value per unit of $20.66. We recognized $0.6 million and $0.9 million stock-based compensation expense, net of estimated forfeitures, related to MSUs during the three and six months ended January 31, 2016. As of January 31, 2016, there was approximately $3.5 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs. No MSUs vested during the three and six months ended January 31, 2016 as the first performance period would not be completed until the end of fiscal 2016. No MSUs were forfeited or canceled during the three and six months ended January 31, 2016.

Share Repurchase Program

In November 2015, our board of directors authorized a $100 million share repurchase program, with $50 million of that program to be executed as an accelerated share repurchase, or ASR, and the remaining $50 million of that program may be executed from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions. The timing and amounts of any repurchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization for open market purchases does not require the purchase of any minimum number of shares, has no expiration date and may be suspended, modified or discontinued at any time without prior notice. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and an increase in accumulated deficit in our condensed consolidated balance sheet as of January 31, 2016.

In December 2015, we executed an ASR with Goldman, Sachs & Co., or GS&Co, pursuant to which, on December 8, 2015, we paid GS&Co $50 million and received an initial delivery of 2,192,982 shares, representing 80% of the total ASR amount. Upon final settlement of the ASR, GS&Co may be required to deliver additional shares of common stock to us or we may be required to deliver shares of our common stock, or elect to make a cash payment, to GS&Co, based on the terms and conditions of the ASR.

We have accounted for the ASR program as two separate transactions (i) the 2,192,982 shares of common stock initially delivered to us on December 8, 2015 pursuant to the ASR were accounted for as a share repurchase transaction resulting in a reduction of stockholders’ equity and (ii) the unsettled contract representing 20%, or $10 million, of the total ASR were accounted for as a forward contract indexed to our own common stock. The initial delivery of 2,192,982 shares on December 8, 2015 resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. We have determined that the forward contract, indexed to our common stock met all of the applicable criteria for equity classification. Therefore, during the three and six months ended January 31, 2016, we recorded $40 million as a share repurchase transaction and recorded $10 million, the implied value of the forward contract, as additional paid-in-capital.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the ASR was completed and GS&Co delivered 748,464 additional shares to us, resulting in a total of 2,941,446 shares repurchased at an average per share price of $17.00. We will account for the additional 748,464 shares repurchased as a share repurchase transaction which will reduce outstanding shares and the weighted shares outstanding that will be used to calculate the basic and diluted net income (loss) per share for the three and nine months ending April 30, 2016. In addition, approximately $4.7 million of the cost associated with these additional shares, which was initially recorded as a reduction to additional paid-in-capital, will be reclassified to accumulated deficit during the three and nine months ending April 30, 2016.

NOTE 7. INCOME TAXES
The income tax benefits for the three months ended January 31, 2016 and 2015 were $1.1 million and $0.2 million and the amounts recorded in each period consisted of the federal and state income tax benefits, partially offset by foreign income taxes. For the three months ended January 31, 2016 and 2015, our income tax benefits differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three months ended January 31, 2016, we also maintained a full valuation allowance against net Canadian deferred tax assets.

The income tax benefit for the six months ended January 31, 2016 was $0.2 million and the provision for income taxes for the six months ended January 31, 2015 was $0.6 million. The income tax benefit for the six months ended January 31, 2016 primarily consisted of U.S. income tax benefits and foreign income tax and the provision for income taxes for the six months ended January 31, 2015 primarily consisted of state and foreign income taxes. The change in the income tax benefit for the six months ended January 31, 2016 compared to the same period in the prior year was primarily due to higher favorable adjustments to U.S. taxes recorded in the first fiscal quarter of 2016 as a result of higher projected fiscal year 2016 taxable income.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the net U.S. and Canadian deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against net U.S. and Canadian deferred tax assets as of January 31, 2016 and July 31, 2015. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended January 31, 2016, there have been no material changes to the total amount of unrecognized tax benefits.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the research tax credit permanent, was passed on December 18, 2015. The PATH Act retroactively extended the federal research tax credit from January 1, 2015. As we have a full valuation allowance against net U.S. deferred tax asset, this provision has no material impact on our financial statements for the three and six months ended January 31, 2016.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. SEGMENT INFORMATION
We operate in one segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
	(In thousands)
Americas	$58,671	$46,578	$119,997	$91,428
Europe, Middle East and Africa ("EMEA")	27,232	19,228	51,224	35,125
Asia Pacific ("APAC")	10,096	8,498	18,800	14,470
Total net revenue	$95,999	$74,304	$190,021	$141,023
Included within the Americas total in the above table is revenue from sales in the United States of $56.1 million and $44.1 million for the three months ended January 31, 2016 and 2015 and $113.9 million and $86.3 million for the six months ended January 31, 2016 and 2015. No other country comprised more than 10% of our net revenue for the three and six months ended January 31, 2016 and 2015.

Our property and equipment, net by location is summarized as follows:

	January 31, 2016	July 31, 2015
	(In thousands)
Americas	$21,506	$21,807
EMEA	609	712
APAC	1,097	706
Total property and equipment, net	$23,212	$23,225

Included within the Americas total in the above table is property and equipment, net in the United States of $21.4 million and $21.8 million as of January 31, 2016 and July 31, 2015.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

Business Acquisition

On February 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IID Security, Inc., a Delaware corporation (“IID”), Niners Acquisition Sub, Inc. and Shareholder Representative Services, LLC to acquire IID, a provider of global threat intelligence. On February 8, 2016, we consummated the acquisition of IID pursuant to the Merger Agreement (the “Acquisition”) and IID became our wholly owned subsidiary. Pursuant to the terms of the Merger Agreement, all outstanding shares of IID capital stock and vested options or warrants to purchase IID capital stock were canceled in exchange for an aggregate of $45 million in cash, subject to certain adjustments. A portion of the aggregate consideration is subject to deferred payment arrangements and holdback provisions related to the indemnification obligations of IID security holders. The Merger Agreement contains customary representations, warranties and covenants by us and IID.

Share Repurchase Program

In February 2016, the ASR was completed and GS&Co delivered 748,464 additional shares to us, resulting in a total of 2,941,446 shares repurchased at an average per share price of $17.00. We will account for the additional 748,464 shares repurchased as a share repurchase transaction which will reduce outstanding shares and the weighted shares outstanding that will be used to calculate the basic and diluted net income (loss) per share for the three and nine months ending April 30, 2016. In addition, approximately $4.7 million of the cost associated with these additional shares, which was initially recorded as a reduction to additional paid-in-capital, will be reclassified to accumulated deficit during the three and nine months ending April 30, 2016.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 24, 2015. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Infoblox,” “we,” “us,” and “our” refer to Infoblox and its consolidated subsidiaries.
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

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 46.3% and 49.0% of our total net revenue for the three months ended January 31, 2016 and 2015 and was 46.1% and 50.8% of our total net revenue for the six months ended January 31, 2016 and 2015.

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

Financial Highlights

We had net revenue of $96.0 million during the three months ended January 31, 2016, an increase of 29.2% year-over-year. Products and licenses net revenue during the three months ended January 31, 2016 was $51.5 million, which was an increase of 35.9% year-over-year. Services revenue during the three months ended January 31, 2016 was $44.5 million, which was an increase of 22.2% year-over-year. We had year-over-year revenue growth across all our regions. Americas, EMEA and APAC increased 26.0%, 41.6% and 18.8%, respectively, year-over-year. Sequentially, Americas revenue decreased 4.3% while EMEA and APAC increased 13.5% and 16.0%, respectively.

During the three months ended January 31, 2016, we generated $25.4 million in cash flows from operating activities and, after giving effect to a $50 million upfront payment pursuant to the ASR, exited the second quarter of fiscal 2016 with approximately $327.2 million in cash, cash equivalents and short term investments and $159.1 million of total deferred net revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During the three months ended January 31, 2016, total operating expenses increased by 15.4% compared to the same period in the prior year which was primarily driven by the increase in personnel-related costs.

Stock-based compensation expense amounted to $13.0 million and $12.1 million in the three months ended January 31, 2016 and 2015. We expect to continue to incur significant stock-based compensation expense and we continue to anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three and six months ended January 31, 2016 and 2015.

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
	(In thousands)
Net revenue:
Products and licenses	$51,516	$37,917	$102,373	$69,425
Services	44,483	36,387	87,648	71,598
Total net revenue	95,999	74,304	190,021	141,023
Cost of revenue(1):
Products and licenses(2)	9,856	8,787	20,206	16,254
Services	9,065	7,491	17,817	14,958
Total cost of revenue	18,921	16,278	38,023	31,212
Gross profit	77,078	58,026	151,998	109,811
Operating expenses:
Research and development(1)	17,461	15,504	35,294	30,074
Sales and marketing(1) (2)	45,996	39,788	93,282	78,243
General and administrative(1) (3)	11,149	9,355	21,606	17,315
Total operating expenses	74,606	64,647	150,182	125,632
Income (loss) from operations	2,472	(6,621)	1,816	(15,821)
Other income (expense), net	167	(590)	262	(780)
Income (loss) before provision for (benefit from) income taxes	2,639	(7,211)	2,078	(16,601)
Provision for (benefit from) income taxes	(1,139)	(200)	(189)	620
Net income (loss)	$3,778	$(7,011)	$2,267	$(17,221)

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
Net revenue:
Products and licenses	53.7%	51.0%	53.9%	49.2%
Services	46.3	49.0	46.1	50.8
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	10.3	11.8	10.6	11.5
Services	9.4	10.1	9.4	10.6
Total cost of revenue	19.7	21.9	20.0	22.1
Gross margin	80.3	78.1	80.0	77.9
Operating expenses:
Research and development(1)	18.2	20.9	18.6	21.3
Sales and marketing(1) (2)	47.9	53.5	49.1	55.5
General and administrative(1) (3)	11.6	12.6	11.3	12.3
Total operating expenses	77.7	87.0	79.0	89.1
Operating margin	2.6	(8.9)	1.0	(11.2)
Other income (expense), net	0.2	(0.8)	0.1	(0.6)
Income (loss) before provision for (benefit from) income taxes	2.8	(9.7)	1.1	(11.8)
Provision for (benefit from) income taxes	(1.2)	(0.3)	—	0.4
Net income (loss)	4.0%	(9.4)%	1.1%	(12.2)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,221	$1,201	$2,349	$2,404
Research and development	2,908	2,633	6,125	5,241
Sales and marketing	6,343	5,847	12,561	12,195
General and administrative	2,493	2,436	4,758	4,499
Total stock-based compensation	$12,965	$12,117	$25,793	$24,339

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended January 31,		Six Months ended January 31,
	2016	2015	2016	2015
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$290	$290	$580	$580
Sales and marketing	32	327	64	654
Total intangible asset amortization expense	$322	$617	$644	$1,234

(3)	Results during the three and six months ended January 31, 2016 include acquisition related transaction costs of $0.4 million.

Results of Operations for the Three and Six Months Ended January 31, 2016 and 2015
The following table presents our net revenue for the three and six months ended January 31, 2016 and related changes from the same periods in the prior year:
Net Revenue

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Products and licenses	$51,516	$37,917	$13,599	35.9%	$102,373	$69,425	$32,948	47.5%
Services	44,483	36,387	8,096	22.2%	87,648	71,598	16,050	22.4%
Total net revenue	$95,999	$74,304	$21,695	29.2%	$190,021	$141,023	$48,998	34.7%

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015
Our net revenue increased by $21.7 million, or 29.2%, to $96.0 million during the three months ended January 31, 2016 from $74.3 million during the three months ended January 31, 2015.
Products and licenses revenue increased by $13.6 million, or 35.9%, to $51.5 million during the three months ended January 31, 2016 from $37.9 million during the three months ended January 31, 2015. The change was due primarily to increased unit sales, including sales of products to replace older generations of products and sales of our security solutions. We expect sales to replace older generations of products will decrease during the remainder of fiscal 2016.
Services revenue increased $8.1 million, or 22.2%, to $44.5 million during the three months ended January 31, 2016 from $36.4 million during the three months ended January 31, 2015. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts, and to a lesser extent, sales of our subscription products, for which revenue is recognized ratably over the relevant service or subscription period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Six Months Ended January 31, 2016 Compared to Six Months Ended January 31, 2015
Our net revenue increased by $49.0 million, or 34.7%, to $190.0 million during the six months ended January 31, 2016 from $141.0 million during the six months ended January 31, 2015.
Products and licenses revenue increased by $32.9 million, or 47.5%, to $102.4 million during the six months ended January 31, 2016 from $69.4 million during the six months ended January 31, 2015. The change was driven primarily by increased unit sales, including sales of products to replace older generations of products and sales of our security solutions, and, to a lesser extent, increase in sales prices.
    Services revenue increased $16.1 million, or 22.4%, to $87.6 million during the six months ended January 31, 2016 from $71.6 million during the six months ended January 31, 2015. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period, and to a lesser extent, an increase in subscription revenue.

Gross Profit

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2016	2015	$	%	2016	2015	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$41,660	$29,130	$12,530	43.0%	$82,167	$53,171	$28,996	54.5%
Products and licenses gross margin	80.9%	76.8%		4.1	80.3%	76.6%		3.7
Services Gross Profit:
Services gross profit	$35,418	$28,896	$6,522	22.6%	$69,831	$56,640	$13,191	23.3%
Services gross margin	79.6%	79.4%		0.2	79.7%	79.1%		0.6
Total Gross Profit:
Total gross profit	$77,078	$58,026	$19,052	32.8%	$151,998	$109,811	$42,187	38.4%
Total gross margin	80.3%	78.1%		2.2	80.0%	77.9%		2.1

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015
Total gross margin during the three months ended January 31, 2016 was 2.2 percentage points higher compared to the same period in the prior year primarily due to the increase in products and licenses gross margin. Products and licenses gross margin increased by 4.1 percentage points primarily due to changes in product mix as a result of increased sales of software and lower product discounts. Services gross margin during the three months ended January 31, 2016 was relatively flat compared to the same period in the prior year.

Six Months Ended January 31, 2016 Compared to Six Months Ended January 31, 2015
Total gross margin during the six months ended January 31, 2016 increased by 2.1 percentage points compared to the same period in the prior year primarily due to the increase in products and licenses gross margin. Products and licenses gross margin increased by 3.7 percentage points primarily due to favorable product mix, as shipments of newer, higher margin products represented a greater portion of products sold than in the prior period, and increased sales of software. Services gross margin during the six months ended January 31, 2016 was relatively flat compared to the same period in the prior year.

Operating Expenses

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Research and development	$17,461	$15,504	$1,957	12.6%	$35,294	$30,074	$5,220	17.4%
Sales and marketing	45,996	39,788	6,208	15.6%	93,282	78,243	15,039	19.2%
General and administrative	11,149	9,355	1,794	19.2%	21,606	17,315	4,291	24.8%
Total operating expenses	$74,606	$64,647	$9,959	15.4%	$150,182	$125,632	$24,550	19.5%
Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015
Research and Development Expenses
Research and development expenses increased by $2.0 million, or 12.6%, to $17.5 million during the three months ended January 31, 2016 from $15.5 million during the three months ended January 31, 2015. The change was primarily attributable to a $1.4 million increase in personnel costs, which includes a $0.3 million increase in stock-based compensation associated with our equity compensation programs. The change was also attributable to a $0.3 million increase in facility, information technology and other allocated expenses. We intend to continue to invest in our research and development organization and expect research and development expense to grow in the remainder of fiscal 2016, and to also increase as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.2 million, or 15.6%, to $46.0 million during the three months ended January 31, 2016 from $39.8 million during the three months ended January 31, 2015. The change was primarily related to a $4.5 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation. The change was also attributable to a $1.0 million increase in facility, information technology and other allocated expenses and a $0.7 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners. We intend to continue to make investments in our sales resources and infrastructure and expect sales and marketing expense to grow in the remainder of fiscal 2016, and to also increase as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses increased by $1.8 million, or 19.2%, to $11.1 million during the three months ended January 31, 2016 from $9.4 million during the three months ended January 31, 2015. The change was principally attributable to a $0.7 million increase in personnel costs, a $0.6 million increase in professional service fees and $0.4 million in acquisition related transaction costs. We expect general and administrative expense to grow in the remainder of fiscal 2016, and to also increase as a percentage of revenue.

Six Months Ended January 31, 2016 Compared to Six Months Ended January 31, 2015
Research and Development Expenses
Research and development expenses increased by $5.2 million, or 17.4%, to $35.3 million during the six months ended January 31, 2016 from $30.1 million during the six months ended January 31, 2015. The change was primarily attributable to a $4.0 million increase in personnel costs, which includes a $0.9 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $0.8 million increase in facility, information technology and other allocated expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased by $15.0 million, or 19.2%, to $93.3 million during the six months ended January 31, 2016 from $78.2 million during the six months ended January 31, 2015. The change was primarily related to a $11.1 million increase in personnel costs, which includes a $0.4 million increase in stock-based compensation related to our equity compensation programs. The change was also attributable to a $2.5 million increase in facility, information technology and other allocated expenses and a $1.4 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners.
General and Administrative Expenses
General and administrative expenses increased by $4.3 million, or 24.8%, to $21.6 million during the six months ended January 31, 2016 from $17.3 million during the six months ended January 31, 2015. The change was principally attributable to a $1.9 million increase in personnel costs, which includes a $0.3 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $1.2 million increase in professional service fees, $0.4 million in acquisition related transaction costs and a $0.4 million increase in facility, information technology and other allocated expenses.
Provision for Income Taxes

	Three Months Ended January 31,		Change in		Six Months Ended January 31,		Change in
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Provision for income taxes	$(1,139)	$(200)	$(939)	469.5%	$(189)	$620	$(809)	(130.5)%
The income tax benefits for the three months ended January 31, 2016 and 2015 were $1.1 million and $0.2 million and amounts recorded each period consisted of the federal and state income tax benefits, partially offset by foreign income tax. For the three months ended January 31, 2016 and 2015, our income tax benefits differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three months ended January 31, 2016, we also maintained a full valuation allowance against net Canadian deferred tax assets.

The income tax benefit for the six months ended January 31, 2016 was $0.2 million and provision for income taxes for the six months ended January 31, 2015 was $0.6 million. The income tax benefit for the six months ended January 31, 2016 primarily consisted of U.S. income tax benefits and foreign income tax and the provision for income taxes for the six months ended January 31, 2015 primarily consisted of state and foreign income taxes. The change in the income tax benefit for the six months ended January 31, 2016 compared to the same period in the prior year was primarily due to higher favorable adjustments to U.S. taxes recorded in the first fiscal quarter of 2016 as a result of higher projected fiscal year 2016 taxable income.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the research tax credit permanent, was passed on December 17, 2015. The PATH Act retroactively extended the federal research tax credit from January 1, 2015. As we have a full valuation allowance against net U.S. deferred tax asset, this provision has no material impact on our financial statements for the three and six months ended January 31, 2016.

Liquidity and Capital Resources

	January 31, 2016	July 31, 2015
	(In thousands)
Cash and cash equivalents	$132,804	$103,124
Short-term investments	194,427	227,712
Total cash, cash equivalents and short-term investments	$327,231	$330,836

Working Capital	$253,177	$258,567

	Six Months Ended January 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$45,128	$26,828
Net cash provided by (used in) investing activities	$27,651	$(17,734)
Net cash provided by (used in) financing activities	$(42,851)	$7,874
Cash, Cash Equivalents and Short-term Investments
As of January 31, 2016, we had cash, cash equivalents and short-term investments of $327.2 million, including $8.9 million held by our foreign subsidiaries. In February 2016, we acquired IID for an aggregate of $45 million in cash, subject to certain adjustments, which reduced cash, cash equivalents and short-term investments available to us by the same amount. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.4 million of U.S. Treasury securities and $0.1 million in time deposits maintained in connection with a letter of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our working capital expenditure and stock repurchase requirements for at least the next 12 months. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash provided by operating activities of $45.1 million during the six months ended January 31, 2016 was primarily attributable to net income of $2.3 million, non-cash charges of $25.8 million for stock-based compensation, $5.0 million for depreciation and amortization and an $11.1 million cash inflow from the change in our net operating assets and liabilities. The $11.1 million change in our net operating assets and liabilities was primarily the result of a $22.3 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements and a $1.8 million decrease in finished goods inventory. These net operating cash inflows were partially offset by an $8.0 million increase in accounts receivable due to increased billings, a $3.8 million decrease in accrued compensation primarily due to payments made during the first quarter of fiscal 2016 and a $0.9 million increase in prepaid expenses, other current assets and other assets.

Cash provided by operating activities of $26.8 million during the six months ended January 31, 2015 was primarily attributable to a net loss of $17.2 million, which was more than offset by non-cash charges of $24.3 million for stock-based compensation, $4.4 million for depreciation and amortization and a $14.0 million cash inflow from the change in our net operating assets and liabilities. The $14.0 million change in our net operating assets and liabilities was primarily the result of a $15.2 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts, and to a lesser extent, an increase in subscription arrangements, a $3.2 million increase in accrued compensation due to higher personnel related costs and a $0.6 million increase in accounts payable and accrued liabilities due primarily to timing of payment and receipt of invoices, partially offset by a $2.5 million increase in accounts receivable due to increased billings and timing of invoicing, a $1.3 million increase in inventory primarily due to an increase in inventory at our international depots and a $0.9 million increase in prepaid expenses, other current assets and other assets.
Cash Flows from Investing Activities
The $27.7 million cash provided by our investing activities during the six months ended January 31, 2016 was primarily due to $62.7 million of proceeds from maturities of short-term investments, partially offset by $29.9 million in cash used to purchase short-term investments and $5.1 million in cash used mainly for purchases of computer equipment and software and certain leasehold improvements.
The $17.7 million cash used in our investing activities during the six months ended January 31, 2015 was primarily due to $56.3 million in cash used to purchase short-term investments and $3.3 million in cash used mainly for purchases of computer equipment and software, partially offset by $41.9 million of proceeds from maturities and sales of short-term investments.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended January 31, 2016 of $43.1 million was primarily due to $50 million used in our ASR, partially offset by $7.6 million proceeds from the issuance of common stock under our employee stock plans.
Cash provided by financing activities during the six months ended January 31, 2015 consisted primarily of net proceeds of $7.6 million from the issuance of common stock under our employee stock plans.
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
Except as described below, and the election to allocate the cost related to the repurchase of common stock between additional paid-in-capital and accumulated deficit described in Note 6 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1- Financial Statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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

Contractual Obligations

As of January 31, 2016, we had $7.5 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $6.5 million relates to open purchase orders with our primary independent contract manufacturer. There have been no other significant changes during the three months ended January 31, 2016 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Off-Balance Sheet Arrangements
As of January 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. Although, during the three and six months ended January 31, 2016, we generated net income of $3.8 million and $2.3 million, historically we have incurred net losses and, as of January 31, 2016, we had an accumulated deficit of $185.8 million. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas as we seek to grow our business and expand our supporting infrastructure and personnel globally. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
▪the timing of sales of our products and services;

▪	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

▪	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;

▪	the loss or delay of any anticipated large sales in a given quarterly period.

•	fluctuations in demand for our products and services, including seasonal variations;

•	the timing of and rate and discounts at which customers replace older generations of products;

•	the mix of products, services and product solution configurations sold during the period;

•	the timing of the resale of our products sold to distributors for which we generally recognize revenue upon reported sell-through;

▪	the mix of distribution channels through which our products and services are sold;

▪	the timing and success of changes in our product offerings or those of our competitors;

▪	changes in our or our competitors' pricing policies or sales terms;

▪	the mix of products with subscription based pricing for which revenue is recognized ratably over multiple quarters as opposed to being recognized in the quarter of sale;

▪	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

▪	our ability to control costs, including the costs of our third-party manufacturers;

▪	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

▪	the timing of costs related to the development or acquisition of technologies or businesses;

▪	our inability to complete or integrate efficiently any acquisitions that we may undertake;

▪	changes in the regulatory environment for our products domestically and internationally;

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

We are increasing the focus of our sales and marketing efforts on large enterprise and service provider customers, which tend to have large and complex networks. We believe such customers have a greater need and budget for the solutions that we offer than smaller customers, and therefore we can sell more products and services to them. We expect that any relatively large sales that we may receive from time to time in the future would have a significant impact on our product and licenses revenues in the quarter in which we recognize revenues from these sales. Large sales make our net revenues and operating results more likely to vary from quarter to quarter because the number of large sales is expected to vary from period to period. The loss of any particular large sale in any period could be significant. As a result, our operating results could suffer if any large sales are delayed or canceled in any future period.

If we are unable to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, results of operations and competitive position could suffer.
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we introduced our Infoblox Internal DNS Security solution in May 2015. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets. For example, in February 2016, we acquired IID Security, Inc., a provider of global threat intelligence. We typically make these investments without being certain that they will result in products or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products or enhancements, fail to successfully manage the transition to new products from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

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
Historically, we have derived the substantial majority of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect sales of our Trinzic DDI family of products to have a similar contribution to product and licenses revenue for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. Since the second quarter of fiscal year 2015, our net revenue has benefited from product sales to existing customers who upgraded from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances. We expect the benefit from this upgrade cycle will decrease during the remainder of fiscal 2016. If we fail to deliver product enhancements, new releases or new products that meet the needs of our end customers, it will be more difficult for us to succeed. Moreover, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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

In February 2016, we acquired IID Security, Inc., a provider of global threat intelligence. We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. The areas where we face risks include:

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

Replacing departing executive officers and key employees can involve organizational disruption, including employee departures. We have experienced transitions among our executive officers, including the appointments of our president and chief executive officer in December 2014 and our chief financial officer in January 2016, and the departures and subsequent appointments of three executive vice presidents since October 2014. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During the three months ended January 31, 2016 and 2015, 41.6% and 40.7% of our net revenue were derived from customers outside of the United States. During the three months ended January 31, 2016, revenue from customers in the United States grew 27.2% year-over-year while revenue generated internationally grew 32.1% year-over-year. There can be no assurance that these trends will continue in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Malaysia, and we expect to expand our offshore development efforts. We also have testing and support personnel in India and sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	fund our operations;

•	continue our research and development;

•	fund stock repurchases, including pursuant to the ASR;

•	commercialize new products; or

•	acquire companies, in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for different types of funding and overall economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the second quarter of fiscal 2016 were:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2015 to November 30, 2015	—	$—	—	$—
December 1, 2015 to December 31, 2015	2,193	(1)	2,193	$50,000	(3)
January 1, 2016 to January 31, 2016	—	$—	—	$50,000	(3)

(1) In December 2015, we executed the ASR with GS&Co pursuant to which, on December 8, 2015, we paid GS&Co $50 million and received an initial delivery of 2,192,982 shares, representing 80% of the total ASR amount. Upon final settlement of the ASR, GS&Co may be required to deliver additional shares of common stock to us or we may be required to deliver shares of our common stock, or elect to make a cash payment, to GS&Co, based on the terms and conditions under the ASR.

(2) In November 2015, our board of directors authorized a $100 million share repurchase program, with $50 million of that program executed pursuant to the ASR in December 2015. As of January 31, 2016, $50 million remained authorized for repurchase from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions. The authorization for open market purchases does not require the purchase of any minimum number of shares, has no expiration date and may be suspended, modified or discontinued at any time without prior notice.

(3) The approximate dollar value of the shares that may yet be purchased under the plans or programs is reduced by the $50 million that reflects the aggregate value of the stock held back by GS&Co pending final settlement of our ASR agreement with this firm.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On March 1, 2016, the Compensation Committee of our Board of Directors (the “Committee”) established the milestones for the performance bonus payable to Janesh Moorjani, our Chief Financial Officer, under his offer letter, dated November 19, 2015. Mr. Moorjani has the opportunity to earn his incentive compensation based on achievement relative to individual performance objectives for the fourth quarter of fiscal 2016 and first quarter of fiscal 2017. Mr. Moorjani’s achievement of these goals will be assessed based on individual performance results and impact against qualitative results in the following key areas: strategic planning objectives and business engagement; cross-functional operational goals; and development and management of his team of employees. Pursuant to the terms of this arrangement, each key area is to be given equal weight in the Committee’s assessment following the end of the performance period.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infoblox Inc.

Date: March 3, 2016	By:	/s/ Janesh Moorjani
Janesh Moorjani Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*	Agreement and Plan of Merger dated February 6, 2016 with IID Security, Inc., Niners Acquisition Sub, Inc. and Shareholder Representative Services, LLC †
10.1	Master Confirmation with Goldman, Sachs & Co., dated December 3, 2015 (1)
10.2	Offer Letter to Janesh Moorjani from the Company, dated November 19, 2015 (2)
10.3	Separation Agreement between Remo E. Canessa and the Company, dated December 30, 2015 (3)
31.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Janesh Moorjani, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Janesh Moorjani, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

† Certain disclosure schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission.

(1) Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-35507), filed with the Securities and Exchange Commission on December 4, 2015, and incorporated by reference herein.

(2) Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-35507), filed with the Securities and Exchange Commission on January 4, 2016, and incorporated by reference herein.

(3) Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-35507), filed with the Securities and Exchange Commission on January 4, 2016, and incorporated by reference herein.