Form 10-Q
period 2016-04-30
INFOBLOX INC
filed 2016-06-02
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	[ x ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]   No  [ x ]
Shares outstanding of the registrant’s common stock:

Class	Outstanding at May 31, 2016
Common Stock, $0.0001 par value per share	56,901,643

INFOBLOX INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INFOBLOX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,827	$103,124
Short-term investments	166,346	227,712
Accounts receivable, net	50,582	45,881
Inventory	6,498	8,588
Prepaid expenses and other current assets	14,628	10,459
Total current assets	348,881	395,764
Property and equipment, net	23,731	23,225
Restricted cash	10,019	3,515
Intangible assets, net	21,088	1,923
Goodwill	58,965	33,293
Other assets	1,517	1,547
TOTAL ASSETS	$464,201	$459,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$23,327	$19,136
Accrued compensation	19,042	22,931
Deferred revenue, net	114,724	95,130
Total current liabilities	157,093	137,197
Deferred revenue, net	51,906	41,717
Other liabilities	10,591	5,201
TOTAL LIABILITIES	219,590	184,115
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 56,855 shares and 58,836 shares issued and outstanding as of April 30, 2016 and July 31, 2015	6	6
Additional paid-in capital	454,676	438,725
Accumulated other comprehensive loss	(38)	(37)
Accumulated deficit	(210,033)	(163,542)
TOTAL STOCKHOLDERS’ EQUITY	244,611	275,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$464,201	$459,267

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
Net revenue:
Products and licenses	$37,771	$40,737	$140,144	$110,162
Services	44,191	37,366	131,839	108,964
Total net revenue	81,962	78,103	271,983	219,126
Cost of revenue:
Products and licenses	9,046	9,069	29,252	25,323
Services	10,176	8,257	27,993	23,215
Total cost of revenue	19,222	17,326	57,245	48,538
Gross profit	62,740	60,777	214,738	170,588
Operating expenses:
Research and development	17,300	16,709	52,594	46,783
Sales and marketing	42,506	39,536	135,788	117,779
General and administrative	10,956	9,740	32,562	27,055
Total operating expenses	70,762	65,985	220,944	191,617
Loss from operations	(8,022)	(5,208)	(6,206)	(21,029)
Other income (expense), net	309	206	571	(574)
Loss before provision for (benefit from) income taxes	(7,713)	(5,002)	(5,635)	(21,603)
Provision for (benefit from) income taxes	(2,037)	134	(2,226)	754
Net loss	$(5,676)	$(5,136)	$(3,409)	$(22,357)

Net loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.06)	$(0.40)

Weighted-average shares used in computing basic net loss per share - basic and diluted	57,420	56,928	58,548	56,120
See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
Net loss	$(5,676)	$(5,136)	$(3,409)	$(22,357)
Other comprehensive loss
Unrealized holding gain (loss) on short-term investments, net	180	(14)	(1)	82
Comprehensive loss	$(5,496)	$(5,150)	$(3,410)	$(22,275)

See accompanying Notes to Condensed Consolidated Financial Statements.

INFOBLOX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,409)	$(22,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	37,588	36,098
Depreciation and amortization	8,379	6,712
Deferred income taxes	(3,658)	62
Excess tax benefits from employee stock plans	(904)	(247)
Other	405	1,603
Changes in operating assets and liabilities:
Accounts receivable, net	(4,455)	(1,692)
Inventory	2,273	(2,608)
Prepaid expenses, other current assets and other assets	(498)	(2,568)
Accounts payable and accrued liabilities	2,076	2,762
Accrued compensation	(3,889)	6,912
Deferred revenue, net	26,801	19,552
Other liabilities	(740)	(670)
Net cash provided by operating activities	59,969	43,559
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(29,905)	(114,484)
Proceeds from maturities of short-term investments	90,830	76,450
Business acquisition, net of cash acquired	(31,531)	—
Change in restricted cash	(9,101)	—
Purchases of property and equipment	(7,459)	(5,552)
Proceeds from sales of short-term investments	—	1,001
Net cash provided by (used in) investing activities	12,834	(42,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(75,104)	—
Proceeds from issuance of common stock under employee stock plans	8,997	12,318
Excess tax benefits from employee stock plans	904	247
Net cash provided by (used in) financing activities	(65,203)	12,565
Effect of foreign exchange rate changes on cash and cash equivalents	103	(1,252)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,703	12,287
CASH AND CASH EQUIVALENTS—Beginning of period	103,124	78,535
CASH AND CASH EQUIVALENTS—End of period	$110,827	$90,822
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$761	$2,960
Cash paid for income taxes, net	$566	$425
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
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of April 30, 2016 and the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended April 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of July 31, 2015 was derived from the audited consolidated balance sheet as of July 31, 2015. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for their fair presentation. All adjustments are of a normal recurring nature. The results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending July 31, 2016.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Except for the accounting policy related to our market stock units, or MSUs, described below, and the election to allocate the cost related to the repurchase of common stock between additional paid-in-capital and accumulated deficit (see Note 7), there have been no significant changes in our accounting policies during the three and nine months ended April 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended July 31, 2015.

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
Significant customers are those which represent more than 10% of our total net revenue or total gross accounts receivable balance at each respective balance sheet date. Exclusive Networks, Ltd., a distributor, accounted for 13.8% and 13.5% of our total net revenue for the three and nine months ended April 30, 2016 and 12.2% and 11.8% for the three and nine months ended April 30, 2015. Exclusive Networks Ltd. accounted for 16.9% of our total gross accounts receivable as of April 30, 2016. Exclusive Networks Ltd. accounted for 14.0% of our total gross accounts receivable as of July 31, 2015. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our total net revenue as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” that simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of fiscal year 2018. Early adoption is permitted, and we are currently evaluating the impact of this new guidance on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under this new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. We adopted this standard during the three months ended April 30, 2016 on a prospective basis and, therefore, no adjustments were made to the prior periods reflected in our condensed consolidated financial statements. As we have a full valuation allowance against substantially all of our deferred tax assets, the adoption changed the presentation of valuation allowance only and had no material impact on our condensed consolidated balance sheet as of April 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance requires the use of either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. As such, ASU 2014-09 will be effective for us in fiscal year 2019, with the option to adopt earlier in fiscal year 2018. In April 2016, the FASB finalized amendments to the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments address implementation issues that were raised during the comment period and discussed by the FASB’s Revenue Recognition Transition Resource Group. The amendments have the same effective date and transition requirements as the new revenue standard. We are currently evaluating adoption timing and methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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
The following outstanding weighted-average shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015

	(In thousands)
Stock options to purchase common stock	2,167	2,861	2,337	3,395
Restricted stock units	1,953	2,243	2,202	1,806
Employee Stock Purchase Plan	137	188	148	80

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of April 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$9,460	$—	$—	$9,460
Short-term investments:
U.S. Treasury securities	119,537	15	(36)	119,516
U.S. government agency securities	29,327	2	(17)	29,312
FDIC-backed certificates of deposit	17,520	10	(12)	17,518
Total short-term investments	166,384	27	(65)	166,346
Restricted cash:
U.S. Treasury securities	3,417	—	—	3,417
Total cash equivalents, short-term investments and restricted cash	$179,261	$27	$(65)	$179,223

The restricted cash in the table above does not include the $9.1 million in time deposits maintained in connection with the IID acquisition (see Note 6) and $0.1 million time deposits maintained in connection with a letter of credit.

The following table presents the contractual maturities of our short-term investments which are classified as available-for-sale securities as of April 30, 2016:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$119,978	$119,964
Due after one year through two years	46,406	46,382
Total	$166,384	$166,346

We classify our available-for-sale investments as short-term investments in our condensed consolidated balance sheet based on the availability of the funds for use in operations or strategic investments rather than the actual maturity dates.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,695	$—	$—	$5,695
Short-term investments:
U.S. Treasury securities	162,718	50	(58)	162,710
U.S. government agency securities	42,468	9	(10)	42,467
FDIC-backed certificates of deposit	22,560	7	(32)	22,535
Total short-term investments	227,746	66	(100)	227,712
Restricted cash:
U.S. Treasury securities	3,416	1	(4)	3,413
Total cash equivalents, short-term investments and restricted cash	$236,857	$67	$(104)	$236,820

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at April 30, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$9,460	$—	$—	$9,460
Short-term investments:
U.S. Treasury securities	119,516	—	—	119,516
U.S. government agency securities	—	29,312	—	29,312
FDIC-backed certificates of deposit	—	17,518	—	17,518
Total short-term investments	119,516	46,830	—	166,346

Restricted cash:
U.S. Treasury securities	3,417	—	—	3,417
Total financial assets	$132,393	$46,830	$—	$179,223

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during the three and nine months ended April 30, 2016.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVENTORY AND DEFERRED REVENUE

Inventory
Inventory consists of the following:

	April 30, 2016	July 31, 2015

	(In thousands)
Raw materials	$1,488	$2,224
Finished goods	5,010	6,364
Total inventory	$6,498	$8,588

Deferred Revenue, Net
Deferred revenue, net consists of the following:

	April 30, 2016	July 31, 2015

	(In thousands)
Deferred revenue:
Products and licenses	$7,688	$6,255
Services	163,437	133,834
Total deferred revenue	171,125	140,089
Deferred cost of revenue:
Products and licenses	339	567
Services	4,156	2,675
Total deferred cost of revenue	4,495	3,242
Total deferred revenue, net	166,630	136,847
Less current portion	114,724	95,130
Non-current portion	$51,906	$41,717

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Contract Manufacturer Commitments
The independent contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this independent contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of April 30, 2016, we had $8.5 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $7.9 million relates to open purchase orders with our primary independent contract manufacturer.

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

We believe at this time that liabilities associated with this case, while possible, are not probable, and therefore we have not recorded any accrual for them as of April 30, 2016 and July 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS ACQUISITION

On February 8, 2016 (Closing Date), we acquired IID Security Inc. (IID), a provider of global cyber threat intelligence and security solutions, for a total purchase consideration of $43.1 million, including a customary post-closing working capital adjustment of $0.6 million, an indemnification hold-back of $4.2 million and a founders’ hold-back of $3.7 million. This acquisition is a component of our strategy to enhance our product offerings with security functionality. The indemnification hold-back is payable to compensate for, if any, certain breaches of representations or warranties or violations or defaults of any obligations by the sellers subsequent to the acquisition during a period of 18 months following the Closing Date. The founders’ hold-back represents deferred payments to the two IID founders to be released in installments during the two years following the Closing Date unless the founders’ employment is terminated prior to the release of the hold-back amount, in which case the entire unreleased amount will be released to the founders on the five years anniversary of the Closing Date.

We calculated the present value of the hold-back amounts based on the timing of release of funds and a discount rate of 4%, representing the cost of debt of comparable companies because we do not have any debt. The face value of the working capital adjustment is $0.6 million, which represents carrying value due to the relatively short period of time from the Closing Date to the actual release of the fund. The face value of the indemnification hold-back is $4.5 million and the founders’ hold-back is $4.0 million. These hold-back amounts totaling $9.1 million are reported as restricted cash in our condensed consolidated balance sheet as of April 30, 2016 of which the current portion of $2.6 million is shown as part of prepaid expenses and other current assets. The liabilities associated with these hold-back amounts as of April 30, 2016 had a total carrying value of $8.5 million, of which $2.4 million is included as part of accounts payable and accrued liabilities and $6.1 million is included as part of other liabilities in the condensed consolidated balance sheet.

We recognized approximately $0.6 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations, of which $0.2 million was recognized during the three months ended April 30, 2016 and $0.4 million was recognized during the three months ended January 31, 2016.

    The acquired tangible and intangible assets and assumed liabilities are as follows:

Estimated Fair Value
(in thousands)
Assets acquired:
Cash	$3,119
Other current assets	788
Long-term assets	357
Liabilities assumed:
Accounts payable and accrued liabilities	(925)
Deferred revenue	(2,981)
Deferred income tax liability, net	(3,658)
Other current and long-term liabilities	(149)
Intangible assets acquired	20,900
Goodwill	25,672
Total purchase consideration	$43,123

Goodwill represents the excess of the purchase consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill recognized in this acquisition is primarily attributable to the expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined us as part of the acquisition. This goodwill is not deductible for income tax purposes. The accompanying condensed consolidated financial statements for the three and nine months ended April 30, 2016 include the operations of IID from the Closing Date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on our results of operations.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of the intangible assets acquired from IID and the related accumulated amortization and net carrying value as of April 30, 2016:

	Estimated Fair Value	Estimated Useful Life	Accumulated Amortization	Net Carrying Value
	(in thousands)	(in Years)	(in thousands)
Developed technology	$15,330	7	$(497)	$14,833
Customer relationships	4,500	8	(128)	4,372
Non-compete agreements	700	2	(79)	621
Trade name	370	1	(84)	286
Total	$20,900		$(788)	$20,112

We amortize the intangible assets straight-line over their estimated useful lives. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. Amortization expense from intangible assets acquired from IID during the three and nine months ended April 30, 2016 was $0.8 million.
The expected future amortization expense for all acquired intangible assets, including those from IID acquisition, as of April 30, 2016 is as follows:

Fiscal Period:	(in thousands)
Remaining three months of fiscal 2016	$970
Fiscal 2017	3,619
Fiscal 2018	3,143
Fiscal 2019	2,897
Fiscal 2020	2,897
Fiscal 2021	2,807
Thereafter	4,755
Total amortization expense	$21,088

Goodwill

Goodwill balances are presented below:

Carrying Amount
(in thousands)
Balance as of July 31, 2015	$33,293
Goodwill from the acquisition of IID	25,672
Balance as of April 30, 2016	$58,965

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS
Stock-based Compensation
The following table summarizes stock-based compensation expense for stock option grants, ESPP purchase rights, restricted stock units, or RSUs, and MSUs recorded in our condensed consolidated statements of operations:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$1,014	$1,001	$3,363	$3,405
Research and development	2,523	2,549	8,648	7,790
Sales and marketing	5,726	5,941	18,287	18,136
General and administrative	2,532	2,268	7,290	6,767
	$11,795	$11,759	$37,588	$36,098

The following table summarizes stock-based compensation expense by award type:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
	(In thousands)
RSUs	$9,137	$8,169	$28,452	$23,453
Stock options	1,215	1,990	4,381	7,144
ESPP	970	1,600	3,386	5,501
MSUs	473	—	1,369	—
	$11,795	$11,759	$37,588	$36,098
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of April 30, 2016:

	As of April 30, 2016	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$67,999	2.62
Stock options	6,366	2.20
ESPP	2,682	1.00
MSUs	2,744	1.25
Total unrecognized stock-based compensation balance	$79,791	2.48

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Determination of Fair Value
The fair value of stock option grants and ESPP purchase rights was estimated at the date of grant and start of the offering period using the following assumptions:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
Stock Options:
Expected term (in years)	—	6.08	6.08	6.08
Risk-free interest rate	—	1.66%	1.70%	1.79%
Expected volatility	—	54%	52%	56%
Dividend rate	—	—%	—%	—%
Weighted average fair value per share	—	$11.89	$9.48	$8.88
Employee Stock Purchase Plan:
Expected term (in years)	—	—	0.50 - 2.00	0.50 - 2.00
Risk-free interest rate	—	—	0.51% - 0.96%	0.16% - 0.71%
Expected volatility	—	—	64%	71%
Dividend rate	—	—	—%	—%
Weighted average fair value per share	—	—	$6.19 - $9.44	$7.02-$10.72

We did not grant any stock options during the three months ended April 30, 2016.

Stock Option Activity
A summary of the stock option activity under our stock plans during the nine months ended April 30, 2016 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2015	3,357	$15.45	6.67	$32,040
Granted	74	18.76
Exercised	(648)	8.12
Canceled due to forfeitures and expirations	(350)	19.94
Outstanding as of April 30, 2016	2,433	16.85	6.31	8,685
Vested and expected to vest as of April 30, 2016	2,370	16.74	6.21	8,656
Vested and exercisable as of April 30, 2016	1,743	$15.34	5.47	$8,266

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity
A summary of the RSU activity during the nine months ended April 30, 2016 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2015	4,406	$21.03
Granted	2,694	17.64
Vested	(1,559)	20.41
Cancellations due to forfeitures	(788)	19.99
Outstanding as of April 30, 2016	4,753	$19.49

Market Stock Units

In September 2015, the Compensation Committee of our board of directors approved awarding MSUs to certain of our officers. In general, the target shares are eligible to be earned in three annual installments, based on the number of shares eligible to be earned for the applicable performance period multiplied by the Performance Multiplier (as defined below) in effect for the applicable performance period. The performance periods consist of a one-, two- and three-year period within the three-year period covering fiscal 2016, fiscal 2017 and fiscal 2018, with each performance period commencing on the first day of fiscal 2016. In each of the first two performance periods, up to one-third of the target shares are eligible to be earned.  In the third performance period, up to the maximum shares (175% of target shares) less any shares that were earned in a prior performance period are eligible to be earned. The performance goal under the MSUs is our total stockholder return relative to the Russell 2000 Index over the applicable performance period. The Performance Multiplier is based on the positive difference or negative difference, measured in percentage points, between our total stockholder return and the total return for the Russell 2000 Index over the applicable performance period, and ranges from 0% to 175%. Subject to certain exceptions, the MSUs shall vest, if at all, only following the end of each applicable performance period, and the officer must be employed by us at the end of such performance period in order to vest in the award. We use a Monte-Carlo simulation to calculate the fair value of the award on the grant date. Monte-Carlo simulation requires various assumptions including stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. In September 2015, we granted a total of 245,000 MSUs with a weighted-average grant date fair value per unit of $20.66. We recognized $0.5 million and $1.4 million stock-based compensation expense, net of estimated forfeitures, related to MSUs during the three and nine months ended April 30, 2016. As of April 30, 2016, there was approximately $2.7 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs. No MSUs vested during the three and nine months ended April 30, 2016 because the first performance period would not be completed until the end of fiscal 2016. A total of 20,000 MSUs were canceled during the three and nine months ended April 30, 2016.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Repurchase Program

In November 2015, our board of directors authorized a $100 million share repurchase program, with $50 million of that program to be executed as an accelerated share repurchase, or ASR, and the remaining $50 million of that program to be executed from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions. The timing and amounts of any repurchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization for open market purchases does not require the purchase of any minimum number of shares, has no expiration date and may be suspended, modified or discontinued at any time without prior notice. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and an increase in accumulated deficit in our condensed consolidated balance sheet. As of April 30, 2016, there was approximately $25 million available for repurchases under this program. In May 2016, our board of directors authorized a $150 million increase to the stock repurchase program.

Accelerated Share Repurchase Program

In December 2015, we executed an ASR with Goldman, Sachs & Co., or GS&Co, pursuant to which, on December 8, 2015, we paid GS&Co $50 million and received an initial delivery of 2,192,982 shares, representing 80% of the total ASR amount. Upon final settlement of the ASR, GS&Co could have been required to deliver additional shares of common stock to us or we could have been required to deliver shares of our common stock, or elected to make a cash payment, to GS&Co, based on the terms and conditions of the ASR. In February 2016, the ASR was completed and GS&Co delivered 748,464 additional shares to us, resulting in total repurchases of 2,941,446 shares at an average per share price of $17.00. We accounted for the ASR program as a share repurchase transaction resulting in a reduction of stockholders’ equity and the delivery of 2,941,446 shares resulted in an immediate reduction, on trade date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

Open Market Stock Repurchases

During the three months ended April 30, 2016, we repurchased on the open market 1,592,480 shares at an average per share price of $15.72. The repurchases resulted in a reduction of stockholders' equity and an immediate reduction, on trade date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8. INCOME TAXES
The income tax benefit for the three months ended April 30, 2016 was $2.0 million, which consisted of federal tax benefit offset by state and foreign income taxes. The provision for income taxes for the three months ended April 30, 2015 was $0.1 million, which consisted of state and foreign income taxes. The change in the income tax benefit for the three months ended April 30, 2016 compared to the same period in the prior year was principally attributable to a one-time benefit from the partial release of valuation allowance due to the IID acquisition. For the three months ended April 30, 2016, our income tax benefit differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three months ended April 30, 2016 and 2015, we also maintained a full valuation allowance against net Canadian deferred tax assets.

               The income tax benefit for the nine months ended April 30, 2016 was $2.2 million and primarily consisted of federal tax benefit offset by state and foreign income taxes. The provision for income taxes for the nine months ended April 30, 2015 was $0.8 million and primarily consisted of state and foreign income taxes. The change in the income tax benefit for the nine months ended April 30, 2016 compared to the same period in the prior year was primarily due to a one-time benefit from the partial release of valuation allowance due to the IID acquisition.

               The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the net U.S. and Canadian deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against net U.S. and Canadian deferred tax assets as of April 30, 2016 and July 31, 2015. We intend to maintain the valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended April 30, 2016, there have been no material changes to the total amount of unrecognized tax benefits.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the research tax credit permanent, was passed on December 18, 2015.  The PATH Act retroactively extended the federal research tax credit from January 1, 2015. As we have a full valuation allowance against net U.S. deferred tax asset, this provision has no material impact on our financial statements for the three and nine months ended April 30, 2016.

INFOBLOX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. SEGMENT INFORMATION
We operate in one segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
	(In thousands)
Americas	$50,204	$53,123	$170,201	$144,551
Europe, Middle East and Africa ("EMEA")	22,262	19,112	73,486	54,237
Asia Pacific ("APAC")	9,496	5,868	28,296	20,338
Total net revenue	$81,962	$78,103	$271,983	$219,126
Included within the Americas total in the above table is revenue from sales in the United States of $47.9 million and $50.1 million for the three months ended April 30, 2016 and 2015 and $161.8 million and $136.4 million for the nine months ended April 30, 2016 and 2015. No other country comprised more than 10% of our net revenue for the three and nine months ended April 30, 2016 and 2015.

Our property and equipment, net by location is summarized as follows:

	April 30, 2016	July 31, 2015
	(In thousands)
Americas	$22,130	$21,807
EMEA	559	712
APAC	1,042	706
Total property and equipment, net	$23,731	$23,225

Included within the Americas total in the above table is property and equipment, net in the United States of $21.4 million and $21.8 million as of April 30, 2016 and July 31, 2015.

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

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. Services revenue was 53.9% and 47.8% of our total net revenue for the three months ended April 30, 2016 and 2015 and was 48.5% and 49.7% of our total net revenue for the nine months ended April 30, 2016 and 2015.

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

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy platforms with more automated solutions. In addition, we believe the cyber-threat landscape and new attacks on DNS and exfiltration of data via DNS have created significant security opportunities and greater need for our products. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to network control solutions and seek to secure their DNS-based infrastructure. Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners.  Since our prior results have benefitted from our success at selling more complex, higher performance and security configurations of our product solutions, which generally result in higher value per product sold or larger deal sizes, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve these growth objectives, we intend to decrease our investments in the aggregate but selectively invest in our field sales force, our channel and technology partnerships and our programs to market our solutions. Similarly, we expect to continue to selectively invest in research and development in order to expand the capabilities of our solutions, as well as in our infrastructure to support expanding operations. We expect that our operating results will be impacted by the timing and size of our investments over the next few quarters.

Financial Results Summary and Recent Developments

We had net revenue of $82.0 million during the three months ended April 30, 2016, an increase of 4.9% year-over-year. Products and licenses net revenue during the three months ended April 30, 2016 was $37.8 million, a decrease of 7.3% year-over-year, which was primarily driven by a revenue shortfall in North America, where we experienced a challenging IT spending environment, and reduced sales to replace prior generation products. Services revenue during the three months ended April 30, 2016 was $44.2 million, which was an increase of 18.3% year-over-year. EMEA and APAC net revenue increased 16.5% and 61.8% year-over-year while Americas net revenue decreased 5.5% year-over-year. Americas, EMEA and APAC net revenue decreased sequentially 14.4%, 18.3% and 5.9%, respectively.

During the three months ended April 30, 2016, we completed the acquisition of IID for a total consideration of approximately $43.1 million. This acquisition is a component of our strategy to enhance our product offerings with security functionality. The accompanying condensed consolidated financial statements for the three and nine months ended April 30, 2016 include the operations of IID from the date of acquisition. Our operating results for the three and nine months ended April 30, 2016 were not significantly impacted by this acquisition.

During the three months ended April 30, 2016, we generated $14.8 million in cash flows from operating activities and, after giving effect to $31.5 million net cash used to acquire IID and $25.1 million cash used for stock repurchases, exited the third quarter of fiscal 2016 with approximately $277.2 million in cash, cash equivalents and short-term investments and $166.6 million of total deferred net revenue.

During the three months ended April 30, 2016, total operating expenses increased by 7.2% compared to the same period in the prior year which was primarily driven by the increase in personnel-related costs, which include stock-based compensation and represent the most significant component of our operating expenses. Stock-based compensation expense amounted to $11.8 million in the three months ended April 30, 2016 and 2015. We expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees. In addition, based on the trends in our business and to achieve higher profitability, we expect to begin taking steps during the three months ending July 31, 2016 to reduce the overall cost structure of our Company.

Results of Operations
The following tables provide condensed consolidated statements of operations data in dollars and as a percentage of net revenue for the three and nine months ended April 30, 2016 and 2015.

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
	(In thousands)
Net revenue:
Products and licenses	$37,771	$40,737	$140,144	$110,162
Services	44,191	37,366	131,839	108,964
Total net revenue	81,962	78,103	271,983	219,126
Cost of revenue(1):
Products and licenses(2)	9,046	9,069	29,252	25,323
Services	10,176	8,257	27,993	23,215
Total cost of revenue	19,222	17,326	57,245	48,538
Gross profit	62,740	60,777	214,738	170,588
Operating expenses:
Research and development(1)	17,300	16,709	52,594	46,783
Sales and marketing(1) (2)	42,506	39,536	135,788	117,779
General and administrative(1) (3)	10,956	9,740	32,562	27,055
Total operating expenses	70,762	65,985	220,944	191,617
Loss from operations	(8,022)	(5,208)	(6,206)	(21,029)
Other income (expense), net	309	206	571	(574)
Loss before provision for (benefit from) income taxes	(7,713)	(5,002)	(5,635)	(21,603)
Provision for (benefit from) income taxes	(2,037)	134	(2,226)	754
Net loss	$(5,676)	$(5,136)	$(3,409)	$(22,357)

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
Net revenue:
Products and licenses	46.1%	52.2%	51.5%	50.3%
Services	53.9	47.8	48.5	49.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue(1):
Products and licenses(2)	11.0	11.6	10.7	11.6
Services	12.4	10.6	10.3	10.6
Total cost of revenue	23.4	22.2	21.0	22.2
Gross margin	76.6	77.8	79.0	77.8
Operating expenses:
Research and development(1)	21.1	21.4	19.4	21.4
Sales and marketing(1) (2)	51.9	50.6	49.9	53.7
General and administrative(1) (3)	13.4	12.5	12.0	12.3
Total operating expenses	86.4	84.5	81.3	87.4
Operating margin	(9.8)	(6.7)	(2.3)	(9.6)
Other income (expense), net	0.4	0.3	0.2	(0.3)
Loss before provision for (benefit from) income taxes	(9.4)	(6.4)	(2.1)	(9.9)
Provision for (benefit from) income taxes	(2.5)	0.2	(0.8)	0.3
Net loss	(6.9)%	(6.6)%	(1.3)%	(10.2)%

(1)	Results above include stock-based compensation as follows:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,014	$1,001	$3,363	$3,405
Research and development	2,523	2,549	8,648	7,790
Sales and marketing	5,726	5,941	18,287	18,136
General and administrative	2,532	2,268	7,290	6,767
Total stock-based compensation	$11,795	$11,759	$37,588	$36,098

(2)	Results above include intangible asset amortization expense as follows:

	Three Months Ended April 30,		Nine Months ended April 30,
	2016	2015	2016	2015
	(In thousands)
Intangible asset amortization:
Cost of products and licenses revenue	$768	$290	$1,348	$870
Sales and marketing	323	327	387	981
Total intangible asset amortization expense	$1,091	$617	$1,735	$1,851

(3)	Results during the three and nine months ended April 30, 2016 include acquisition-related transaction costs of $0.2 million and $0.6 million.

Results of Operations for the Three and Nine Months Ended April 30, 2016 and 2015
The following table presents our net revenue for the three and nine months ended April 30, 2016 and related changes from the same periods in the prior year:
Net Revenue

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Products and licenses	$37,771	$40,737	$(2,966)	(7.3)%	$140,144	$110,162	$29,982	27.2%
Services	44,191	37,366	6,825	18.3%	131,839	108,964	22,875	21.0%
Total net revenue	$81,962	$78,103	$3,859	4.9%	$271,983	$219,126	$52,857	24.1%

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015
Our net revenue increased by $3.9 million, or 4.9%, to $82.0 million during the three months ended April 30, 2016 from $78.1 million during the three months ended April 30, 2015.
Products and licenses revenue decreased by $3.0 million, or 7.3%, to $37.8 million during the three months ended April 30, 2016 from $40.7 million during the three months ended April 30, 2015. The change was primarily due to decreased unit sales as a result of a weaker IT spending environment, particularly in North America, and reduced sales to replace prior generation products. We expect sales to replace older generations of products will continue to decrease during the remainder of fiscal 2016.
Services revenue increased $6.8 million, or 18.3%, to $44.2 million during the three months ended April 30, 2016 from $37.4 million during the three months ended April 30, 2015. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts, and to a lesser extent, sales of our subscription products, for which revenue is recognized ratably over the relevant service or subscription period. As our end customer base grows, we expect our revenue generated from maintenance and support services to increase.

Nine Months Ended April 30, 2016 Compared to Nine Months Ended April 30, 2015
Our net revenue increased by $52.9 million, or 24.1%, to $272.0 million during the nine months ended April 30, 2016 from $219.1 million during the nine months ended April 30, 2015.
Products and licenses revenue increased by $30.0 million, or 27.2%, to $140.1 million during the nine months ended April 30, 2016 from $110.2 million during the nine months ended April 30, 2015. The change was driven primarily by increased unit sales, including sales of products to replace older generations of products and sales of our security solutions, and, to a lesser extent, increase in sales prices.
    Services revenue increased $22.9 million, or 21.0%, to $131.8 million during the nine months ended April 30, 2016 from $109.0 million during the nine months ended April 30, 2015. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period, and to a lesser extent, an increase in subscription revenue.

Gross Profit

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2016	2015	$	%	2016	2015	$	%

	(Dollars in thousands)
Products and Licenses Gross Profit:
Products and licenses gross profit	$28,725	$31,668	$(2,943)	(9.3)%	$110,892	$84,839	$26,053	30.7%
Products and licenses gross margin	76.1%	77.7%		(1.6)	79.1%	77.0%		2.1
Services Gross Profit:
Services gross profit	$34,015	$29,109	$4,906	16.9%	$103,846	$85,749	$18,097	21.1%
Services gross margin	77.0%	77.9%		(0.9)	78.8%	78.7%		0.1
Total Gross Profit:
Total gross profit	$62,740	$60,777	$1,963	3.2%	$214,738	$170,588	$44,150	25.9%
Total gross margin	76.5%	77.8%		(1.3)	79.0%	77.8%		1.2

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015
Total gross margin during the three months ended April 30, 2016 was 1.3 percentage points lower compared to the same period in the prior year primarily due to the decrease in products and licenses gross margin. Products and licenses gross margin decreased by 1.6 percentage points primarily due to the decrease in products and licenses revenue and the fixed nature of various costs of goods sold. Services gross margin during the three months ended April 30, 2016 was relatively flat compared to the same period in the prior year.

Nine Months Ended April 30, 2016 Compared to Nine Months Ended April 30, 2015
Total gross margin during the nine months ended April 30, 2016 increased by 1.2 percentage points compared to the same period in the prior year primarily due to the increase in products and licenses gross margin. Products and licenses gross margin increased by 2.1 percentage points primarily due to favorable product mix, as shipments of higher margin products represented a greater portion of products sold than in the prior period, and increased sales of software. Services gross margin during the nine months ended April 30, 2016 was relatively flat compared to the same period in the prior year.

Operating Expenses

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Research and development	$17,300	$16,709	$591	3.5%	$52,594	$46,783	$5,811	12.4%
Sales and marketing	42,506	39,536	2,970	7.5%	135,788	117,779	18,009	15.3%
General and administrative	10,956	9,740	1,216	12.5%	32,562	27,055	5,507	20.4%
Total operating expenses	$70,762	$65,985	$4,777	7.2%	$220,944	$191,617	$29,327	15.3%
Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015
Research and Development Expenses
Research and development expenses increased by $0.6 million, or 3.5%, to $17.3 million during the three months ended April 30, 2016 from $16.7 million during the three months ended April 30, 2015. The change was primarily attributable to the increase in materials and parts required for engineering activities and prototypes. We expect research and development expense to increase in the remainder of fiscal 2016, and to remain relatively flat as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.0 million, or 7.5%, to $42.5 million during the three months ended April 30, 2016 from $39.5 million during the three months ended April 30, 2015. The change was primarily attributable to a $1.5 million increase in personnel costs. The change was also attributable to a $0.6 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners and a $0.4 million increase in facility, information technology and other allocated expenses. We expect sales and marketing expense to increase in the remainder of fiscal 2016, and to remain relatively flat as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses increased by $1.2 million, or 12.5%, to $11.0 million during the three months ended April 30, 2016 from $9.7 million during the three months ended April 30, 2015. The change was primarily attributable to a $0.5 million increase in professional service fees, a $0.2 million increase in personnel costs and $0.2 million in acquisition related transaction costs. We expect general and administrative expense to increase in the remainder of fiscal 2016, and to remain relatively flat as a percentage of revenue.

Nine Months Ended April 30, 2016 Compared to Nine Months Ended April 30, 2015
Research and Development Expenses
Research and development expenses increased by $5.8 million, or 12.4%, to $52.6 million during the nine months ended April 30, 2016 from $46.8 million during the nine months ended April 30, 2015. The change was primarily attributable to a $4.0 million increase in personnel costs, which includes a $0.9 million increase in stock-based compensation associated with our equity compensation programs. The change was also due to a $0.8 million increase in facility, information technology and other allocated expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased by $18.0 million, or 15.3%, to $135.8 million during the nine months ended April 30, 2016 from $117.8 million during the nine months ended April 30, 2015. The change was primarily related to a $12.6 million increase in personnel costs, a $2.9 million increase in facility, information technology and other allocated expenses and a $1.9 million increase related to third-party sales and marketing services and increased participation in marketing events with channel and technology partners.
General and Administrative Expenses
General and administrative expenses increased by $5.5 million, or 20.4%, to $32.6 million during the nine months ended April 30, 2016 from $27.1 million during the nine months ended April 30, 2015. The change was principally attributable to a $2.1 million increase in personnel costs, which includes a $0.5 million increase in stock-based compensation related to our equity compensation programs. In addition, there was a $1.6 million increase in professional service fees, $0.6 million in acquisition-related transaction costs and a $0.4 million increase in facility, information technology and other allocated expenses.
Provision for Income Taxes

	Three Months Ended April 30,		Change in		Nine Months Ended April 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,037)	$134	$(2,171)	(1,620.1)%	$(2,226)	$754	$(2,980)	(395.2)%
The income tax benefit for the three months ended April 30, 2016 was $2.0 million, which consisted of federal tax benefit offset by state and foreign income taxes. The provision for income taxes for the three months ended April 30, 2015 was $0.1 million, which consisted of state and foreign income taxes. The change in the income tax benefit for the three months ended April 30, 2016 compared to the same period in the prior year was principally attributable to a one-time benefit from the partial release of valuation allowance due to the IID acquisition. For the three months ended April 30, 2016, our income tax benefit differed from the statutory amount primarily due to U.S. and foreign taxes currently payable as we realized no benefit for current year losses due to maintaining a full valuation allowance against net U.S. deferred tax assets. For the three months ended April 30, 2016 and 2015, we also maintained a full valuation allowance against net Canadian deferred tax assets.

               The income tax benefit for the nine months ended April 30, 2016 was $2.2 million and primarily consisted of federal tax benefit offset by state and foreign income taxes. The provision for income taxes for the nine months ended April 30, 2015 was $0.8 million and primarily consisted of state and foreign income taxes. The change in the income tax benefit for the nine months ended April 30, 2016 compared to the same period in the prior year was primarily due to a one-time benefit from the partial release of valuation allowance due to the IID acquisition.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the research tax credit permanent, was passed on December 18, 2015.  The PATH Act retroactively extended the federal research tax credit from January 1, 2015. As we have a full valuation allowance against net U.S. deferred tax asset, this provision has no material impact on our financial statements for the three and nine months ended April 30, 2016.

Liquidity and Capital Resources

	April 30, 2016	July 31, 2015
	(In thousands)
Cash and cash equivalents	$110,827	$103,124
Short-term investments	166,346	227,712
Total cash, cash equivalents and short-term investments	$277,173	$330,836

Working Capital	$191,788	$258,567

	Nine Months Ended April 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$59,969	$43,559
Net cash provided by (used in) investing activities	$12,834	$(42,585)
Net cash provided by (used in) financing activities	$(65,203)	$12,565
Cash, Cash Equivalents and Short-term Investments
As of April 30, 2016, we had cash, cash equivalents and short-term investments of $277.2 million, including $11.1 million held by our foreign subsidiaries. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. Cash, cash equivalents and short-term investments exclude $3.4 million of U.S. Treasury securities, $9.1 million in time deposits maintained in connection with the IID acquisition and $0.1 million time deposits maintained in connection with a letter of credit, which are classified as restricted cash. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit.

As of April 30, 2016, approximately $25 million remained authorized for repurchase from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions under our then-existing share repurchase program. In May 2016, our board of directors authorized an additional $150 million to our share repurchase program. The authorization for open market purchases does not require the purchase of any minimum number of shares, has no expiration date and may be suspended, modified or discontinued at any time without prior notice.

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
Cash provided by operating activities of $60.0 million during the nine months ended April 30, 2016 was primarily attributable to net loss of $3.4 million and a $3.7 million partial release of deferred income tax valuation allowance as a result of the IID acquisition, which was offset by non-cash charges of $37.6 million for stock-based compensation, $8.4 million for depreciation and amortization and a $21.6 million cash inflow from the change in our net operating assets and liabilities. The $21.6 million change in our net operating assets and liabilities was primarily the result of a $26.8 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and, to a lesser extent, an increase in subscription arrangements, a $2.3 million decrease in finished goods inventory and a $2.1 million increase in accounts payable and accrued liabilities primarily due to timing of payments. These net operating cash inflows were partially offset by a $4.5 million increase in accounts receivable due to timing of billings and collections and a $3.9 million decrease in accrued compensation primarily due to payments.
    Cash provided by operating activities of $43.6 million during the nine months ended April 30, 2015 was primarily attributable to a net loss of $22.4 million, which was offset by non-cash charges of $36.1 million for stock-based compensation, $6.7 million for depreciation and amortization and a $21.7 million cash inflow from the change in our net operating assets and liabilities. The $21.7 million change in our net operating assets and liabilities was primarily the result of a $19.6 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements, a $6.9 million increase in accrued compensation due to higher personnel related costs and a $2.8 million increase in accounts payable and accrued liabilities due primarily to timing of payments, partially offset by a $2.6 million increase in inventory primarily due to a non-recurring purchase of certain components for our hardware products, a $2.6 million increase in prepaid expenses, other current assets and other assets and a $1.7 million increase in accounts receivable due to increased billings and timing of invoicing.
Cash Flows from Investing Activities
The $12.8 million cash provided by our investing activities during the nine months ended April 30, 2016 was primarily due to $90.8 million of proceeds from maturities of short-term investments, partially offset by $31.5 million net cash used for the acquisition of IID, $29.9 million in cash used to purchase short-term investments, $9.1 million segregated for deferred payments in connection with the acquisition of IID and $7.5 million in cash used mainly for purchases of computer equipment and software and certain leasehold improvements.
The $42.6 million cash used in our investing activities during the nine months ended April 30, 2015 was primarily due to $114.5 million in cash used to purchase short-term investments and $5.6 million in cash used mainly for purchases of computer equipment and software, partially offset by $77.5 million of proceeds from maturities and sales of short-term investments.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended April 30, 2016 of $65.2 million was primarily due to $75.1 million cash used for our stock repurchases, partially offset by $9.0 million of proceeds from the issuance of common stock under our employee stock plans.
Cash provided by financing activities during the nine months ended April 30, 2015 consisted primarily of net proceeds of $12.3 million from the issuance of common stock under our employee stock plans.

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
Except as described below, and the election to allocate the cost related to the repurchase of common stock between additional paid-in-capital and accumulated deficit described in Note 7 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1- Financial Statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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
Contractual Obligations

As of April 30, 2016, we had $8.5 million in purchase commitments with our third-party contract manufacturers and suppliers, of which $7.9 million relates to open purchase orders with our primary independent contract manufacturer. There have been no other significant changes during the three months ended April 30, 2016 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Off-Balance Sheet Arrangements
As of April 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010 and in each of our fiscal quarters except for the three months ended January 31, 2016. During the three and nine months ended April 30, 2016, we generated a net loss of $5.7 million and $3.4 million and as of April 30, 2016, we had an accumulated deficit of $210.0 million. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services as we experienced during the three months ended April 30, 2016, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas in the near term before our efforts to reduce our overall cost structure take effect. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our recent growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace or at all.
Our continued business and revenue growth will depend, in part, on our ability to continue to sell our products to new end customers, sell additional products to our existing end customers, introduce new products or enhancements and increase our share of and compete successfully in new, growing markets, and we may fail to do so. For example, during the third fiscal quarter of 2016, we experienced challenges in our revenue growth and we anticipate that we will experience a slowing of our revenue growth for the remainder of fiscal 2016. We also expect to experience slower revenue growth to the extent our subscription-based offerings represent a growing portion of our sales as revenue from such sales is recognized ratably over multiple quarters as opposed to being recognized in the quarter of sale. Accordingly, you should not consider our historical growth rate in net revenue as indicative of our future growth.

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
Historically, we have derived the substantial majority of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect sales of our Trinzic DDI family of products to have a similar contribution to product and licenses revenue for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. Since the second quarter of fiscal year 2015, our net revenue has benefited from product sales to existing customers who upgraded from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances. The benefit from this upgrade cycle decreased in the third quarter of fiscal year 2016, and we expect it will further decrease during the remainder of fiscal 2016. If we fail to deliver product enhancements, new releases or new products that meet the needs of our end customers, it will be more difficult for us to succeed. Moreover, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. While we have recently increased the focus of our sales and marketing efforts on large enterprise and service provider customers to achieve these objectives, there can be no assurance this strategy will be effective as to these potential customers or at increasing our overall sales. In addition, we have hired new personnel and added other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share. We expect in the near term to incur additional expenses with respect to our sales and marketing efforts worldwide before our efforts to reduce our overall cost structure take effect. The return on these and future investments may be lower, or may be realized more slowly, than we expect. For example, despite these investments into the growth of our sales function, since the first quarter of fiscal year 2015, we have experienced higher turnover in sales personnel than in the past, which will likely reduce some of the benefits we expected from such investments and could make it more difficult for us to implement our sales execution strategies and otherwise attract new end customers or expand sales among our existing end customers. Furthermore, during the third fiscal quarter of 2016, we experienced challenges in our revenue growth. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

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
Our business depends on the overall demand for IT and on the economic health of our current and prospective end customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. General worldwide economic conditions have experienced significant instability in recent years, impacting availability of credit and business confidence and activity and causing other difficulties that may affect one or more of the industries to which we sell our products and services. In particular, in the three months ended April 30, 2016, we experienced a weaker IT spending environment, especially in North America. If economic conditions in the United States, Europe and other key markets for our products deteriorate further, many end customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Replacing departing executive officers and key employees can involve organizational disruption, including employee departures. We have experienced transitions among our executive officers, including the appointments of our president and chief executive officer in December 2014 and our chief financial officer in January 2016, the departure of our executive vice president of worldwide field operations in April 2016 and the departures and subsequent appointments of two other executive vice presidents in November 2015. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During the three months ended April 30, 2016 and 2015, 41.5% and 35.9% of our net revenue were derived from customers outside of the United States. During the three months ended April 30, 2016, revenue from customers in the United States decreased 4.3% year-over-year while revenue generated internationally grew 21.5% year-over-year. There can be no assurance that these trends will continue in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada and France, engage contractors in Belarus, India and Malaysia, and we expect to expand our offshore development efforts. We also have testing and support personnel in India and sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and the guidance which was amended in April 2016 to address implementation issues. Changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	fund our operations;

•	continue our research and development;

•	fund stock repurchases, including pursuant to our share repurchase program;

•	commercialize new products; or

•	acquire companies, in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for different types of funding and overall economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the third quarter of fiscal 2016 were:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2016 to February 29, 2016	748	(1)	748	$50,000
March 1, 2016 to March 31, 2016	1,233	$15.88	1,233	$30,420
April 1, 2016 to April 30, 2016	359	$15.17	359	$24,966

(1) In December 2015, we executed the ASR with GS&Co pursuant to which, on December 8, 2015, we paid GS&Co $50 million and received an initial delivery of 2,192,982 shares, representing 80% of the total ASR amount. On February 4, 2016, the ASR was completed and GS&Co delivered 748,464 additional shares to us, resulting in a total of 2,941,446 shares repurchased at an average per share price of $17.00.

(2) In November 2015, our board of directors authorized a $100 million share repurchase program, with $50 million of that program executed pursuant to the ASR in December 2015 and the remaining $50 million of that program to be executed from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions. We completed open market repurchases of approximately $25 million during the months of March and April 2016. As of April 30, 2016, approximately $25 million remained authorized for repurchase from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions. In May 2016, our board of directors authorized a $150 million increase to our share repurchase program. The authorization for open market purchases does not require the purchase of any minimum number of shares, has no expiration date and may be suspended, modified or discontinued at any time without prior notice.

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

Infoblox Inc.

Date: June 2, 2016	By:	/s/ Janesh Moorjani
Janesh Moorjani Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger dated February 6, 2016 with IID Security, Inc., Niners Acquisition Sub, Inc. and Shareholder Representative Services, LLC † (1)
10.1*	Separation Agreement between Thorsten Freitag and the Company, dated April 6, 2016
31.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Janesh Moorjani, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Janesh Moorjani, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

† Certain disclosure schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission.

(1) Previously filed as Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-35507), filed with the Securities and Exchange Commission on March 3, 2016, and incorporated by reference herein.