Form 10-K
period 2016-07-31
INFOBLOX INC
filed 2016-09-22
CIK 1223862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $937 million, based upon the closing sale price of such stock on the New York Stock Exchange reported on January 31, 2016. The registrant has no non-voting common equity.

As of August 31, 2016, 55,598,046 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders to be filed subsequent to the date hereof are incorporated by reference in Items 10 - 14 of Part III of this Form 10-K. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the registrant's fiscal year ended July 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Our corporate headquarters is located at 3111 Coronado Drive, Santa Clara, California 95054, and our main telephone number is (408) 986-4000. We maintain a website at www.infoblox.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Report.

Recent Development

                On September 16, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Delta Holdco, LLC, a Delaware limited liability company (“Parent”), and India Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), each of which is an affiliate of Vista Equity Partners (“Vista”).  The Merger Agreement provides for the acquisition of Infoblox by Parent in a two-step all cash transaction, consisting of a tender offer, followed immediately by a merger (the “Merger”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Parent will cause Merger Sub to commence a tender offer for all outstanding shares of our common stock at a purchase price of $26.50 per share or approximately $1.6 billion, net to the sellers in cash, without interest, subject to any required withholding of taxes.  For additional information regarding potential risks and uncertainties associated with the proposed Merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.

Our Products

We offer integrated solutions that enable information technology, or IT, organizations to automate tasks and control critical functions in their networks. These functions include delivering critical network protocol services such as DNS, dynamic host configuration protocol, or DHCP, IP Address Management, or IPAM, Network Change and Configuration Management, and network infrastructure security. Infoblox solutions run on a range of purpose-built physical and virtual servers, or appliances, that provide varying levels of performance suitable for different customer needs. Our appliances can be deployed on a stand-alone basis or in combination and by utilizing our patented Grid architecture - these appliances can all be managed as one system, with a single data repository and unified management console. Our virtual appliances can either run on proprietary third party hardware platforms (certain models of Cisco Systems, Inc. and Riverbed Technology, Inc.) or operate on virtual machine platforms including VMware ESXi, Microsoft Hyper-V, Redhat KVM and Citrix XenServer. Infoblox virtual appliances are designed to approximate their physical counterparts in functionality, scalability and performance.

We offer four product families: (1) Core Network Services, (2) Security, (3) Cloud Network Automation, and (4) Network Change and Configuration Management.

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

The components of our Core Network Services product family, which can be purchased separately from each other, are Trinzic DDI, Network Insight, IPAM for Microsoft, Reporting and Analytics, and DNS Traffic Control.

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

Reporting and Analytics. Infoblox Reporting and Analytics integrates into the Infoblox Grid and works directly with other Infoblox appliances, providing visibility through reporting, trending analysis, and tracking of near real-time network data. Users can report on system utilization, isolate performance problems, implement DHCP and DNS capacity planning and identify and report on malware and security threat activity.
Reporting and Analytics automates time-consuming manual tasks associated with collecting, tabulating and correlating data through our single point of control. All of the data collection and processing is performed on a separate reporting appliance, eliminating load and performance impact on the protocol serving DDI appliances.

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

Security

The Infoblox Security product family includes Advanced DNS Protection, DNS Firewall, Threat Insight, the ActiveTrust platform and the Dossier service, which enable customers to protect their DNS infrastructure from cyber-attacks, contain and control malware that exploits DNS, detect and prevent data exfiltration by using DNS, and better utilize and easily exchange threat intelligence with Infoblox DDI and security infrastructure in order to take action on threats. In fiscal 2016, we completed the acquisition of IID Security Inc., or IID, a provider of global threat intelligence. We have integrated IID’s offerings with our security product families to enable customers to combine contextual network data with federated threat intelligence and a dedicated threat research team, to provide context aware security using infrastructure they already have in place.

Advanced DNS Protection. Advanced DNS Protection provides protection against a wide range of DNS-based attacks aimed at disrupting service or compromising the integrity of the DNS server. Traditional solutions rely on over-provisioning of infrastructure capacity or simple limiting of response rates to queries. Advanced DNS Protection is a self-defending solution that intelligently detects and takes actions to mitigate DNS attacks while responding to legitimate queries from internal or external domains. It uses Infoblox Threat Adapt technology, a real-time threat intelligence feed containing the latest DNS attack patterns, to automatically defend DNS against new and evolving threats as they emerge. This helps to prevent the appliance from being overwhelmed by attack traffic and enables the organization to continue to deliver network services while under attack.

DNS Firewall. DNS Firewall is a DNS-based network security solution that enables organizations to contain and control malware that uses DNS to communicate with servers that command and control (C&C) infected devices and the networks of such infected devices, also known as botnets. DNS Firewall is designed to automatically prevent infected devices from communicating with the C&C server by not responding to the DNS request, thereby preventing further damage. Through integration with Infoblox DHCP fingerprinting, IP address management and Identity Mapping, DNS Firewall helps pinpoint the infected device for remediation. It also automatically informs security systems provided by other vendors, such as endpoint security and network access control systems, so that those systems can automatically remediate the device in real-time. DNS Firewall is fully integrated with the Infoblox DDI product and can be managed from the same interface. Furthermore, it keeps protection up-to-date using an automated threat intelligence feed to create a “black list” of malicious domains and block queries to those domains.

Threat Insight. Threat Insight is designed to intelligently detect and automatically mitigate DNS-based data exfiltration attempts that evade traditional security controls and signature based detection methods. It detects data exfiltration attempts by using Infoblox’s unique real-time behavioral analysis of DNS traffic. It uses Infoblox DNS Firewall to automatically block infected device communications to domains associated with data exfiltration.

ActiveTrust. Developed by IID and integrated with our security solutions, the ActiveTrust platform is a threat intelligence solution that includes curated and refined threat intelligence data to provide high-quality threat information for distribution across the cybersecurity infrastructure. Infoblox’s packages of threat information, or “threat feeds,” combine threat information gathered by Infoblox and our customer base with verified and observed data from trusted partners including government agencies, academics, Internet infrastructure providers, and law enforcement. By combining these sources of data, we provide a highly refined threat feed with a very low historical false-positive rate.

Dossier. The Dossier service automates threat intelligence research. This service provides contextual information from many sources simultaneously, empowering users to make accurate decisions quickly and with greater confidence. Search results are generated rapidly and clearly displayed in a consolidated interface. By consolidating threat intelligence data from multiple providers, Infoblox reduces the need for customers to qualify and procure from multiple sources and develop custom integration software to create and maintain an internal tool.

Cloud Network Automation

The Cloud Network Automation product family enables integration with popular cloud orchestration technologies, such as VMware vRealize Automation, Microsoft System Center Orchestrator, OpenStack and BMC Atrium Orchestrator. This solution, alongside our Infoblox Cloud Platform Appliances enable our customers to automate key network provisioning and control functions in private, hybrid and public cloud deployments, which otherwise would require significant human resources and time.

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

Network Change and Configuration Management

The Network Change and Configuration Management product family includes NetMRI and Automation Change Manager which automate the process handling complex network configuration management. Our solutions discover network devices, capture all configuration information in a centralized repository and enable automated change management including change tracking, change deployment and roll-backs, and compliance validation.

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

Customers
We sell our network control solution primarily through channel partners to end customers of various sizes-from small businesses to large enterprises-and across a broad range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. For the years ended July 31, 2016, 2015 and 2014, Exclusive Networks, a distributor, accounted for 14.8%, 10.8% and 10.5% of our total net revenue. No other distributor or end customer accounted for more than 10% of our net revenue in fiscal years 2016, 2015 and 2014.

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

Research and Development

We believe our future success depends on our ability to develop new products and features that address the rapidly changing technology needs of our markets. We operate a flexible research and development model that relies upon a combination of in-house staff and offshore contractors to develop and enhance our products cost-effectively. Our in-house and outsourced engineering personnel are responsible for the research, design, development, quality, documentation, support and release of our products. Our primary engineering center is located in Santa Clara, California, with additional groups located in Annapolis, Maryland; Burnaby, Canada; and Paris, France. Our research and development expenses were $70.0 million, $65.1 million and $49.3 million in 2016, 2015 and 2014.

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

We compete primarily with large technology companies, such as BMC Software, Inc., Cisco Systems, Inc.,
Dell Technologies, Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, F5 Corporation and Palo Alto Networks, legacy telecommunication equipment providers, such as Alcatel-Lucent and British Telecom, and specialized technology providers, such as BlueCat Networks, Inc., Efficient IP, Inc. and Nominum, Inc. We could also face competition from new market entrants, some of which might be our current technology partners. In addition, we seek to replace legacy network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.

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

Intellectual Property

Our success and ability to compete are substantially dependent upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, end customers, VARs, distributors, system integrators and others to protect our intellectual property rights. As of July 31, 2016, we had 66 patents issued in the United States, or U.S., and 7 patents issued in foreign jurisdictions.  The duration of our issued patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. We also had 14 patent applications pending for examination in the U.S. and 4 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 13 of Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended July 31, 2016, 2015 and 2014 and our total assets as of July 31, 2016 and 2015, is included in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Employees

As of July 31, 2016, we employed 804 people, excluding employees who have been notified of their terminations as part of our restructuring plan but for whom the regulatory process of separation has not concluded. We had 164 in research and development and manufacturing operations, 528 in sales and marketing and customer support, and 112 in general and administrative functions. None of our domestic employees are represented by a labor union. In several foreign jurisdictions, including Canada, France, Belgium, Italy and Spain, our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We also use a significant number of contractors in Belarus, India and Thailand to assist us with product engineering and support. We have not experienced any work stoppages, and we consider our relations with our employees and other personnel to be good.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of July 31, 2016:

Name	Age	Position
Jesper Andersen	53	President, Chief Executive Officer and Director
Janesh Moorjani	43	Chief Financial Officer
Scott J. Fulton	47	Executive Vice President, Products
Ashish Gupta	46	Executive Vice President, Marketing
Atul Garg	60	Executive Vice President, Engineering

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

Janesh Moorjani has served as our chief financial officer since January 2016. Prior to joining Infoblox, Mr. Moorjani served in the finance organization at VMware, Inc., a provider of virtualization infrastructure solutions for information technology, from July 2013 to January 2016, where he served most recently as a senior vice president from January 2015 to January 2016. From October 2004 to June 2013, Mr. Moorjani served in a number of finance and sales-related roles at Cisco, including managing director of India sales from August 2011 to June 2013 and managing director of APAC sales from August 2009 to July 2011. Mr. Moorjani previously served as a vice president of finance at PTC Inc. and as a vice president at Goldman Sachs & Co. Mr. Moorjani holds a Bachelor of Commerce from Bombay University and an M.B.A. from The Wharton School, University of Pennsylvania.

     Scott J. Fulton has served as our executive vice president, products since March 2014. From November 2007 to October 2013, he served as the vice president and general manager of the cloud management business at BMC Software, Inc., a provider of IT management solutions. From August 1996 to November 2007, he worked at Hewlett-Packard Company, a computer software and information technology company, in its software business, most recently serving as senior director with general management responsibilities for the IT operations product lines and the India R&D Center. He holds a B.A. in economics from University of Michigan and an M.B.A. from University of California, Davis.

Atul Garg has served as our executive vice president, engineering since November 2015. From October 2013 to October 2015, Mr. Garg was vice president and general manager, cloud and automation at Hewlett-Packard. Prior to Hewlett-Packard he was vice president, general manager at BMC Software, from June 2007 to May 2013. Mr. Garg was a co-founder and chief technology officer of ProactiveNet, Inc., a software company which used statistical analysis to determine the normal operating behavior of networks, applications and servers, from December 1996 until BMC’s acquisition of ProactiveNet in June 2007. Prior to ProactiveNet, he held several management roles at TCSI, Bay Networks and Hewlett-Packard. He holds an M.S. in Electrical Engineering (EE) from the University of Hawaii and a B. Tech in EE from India Institute of Technology, Kanpur.

Ashish Gupta has served as our executive vice president, marketing since November 2015. Prior to joining our company, Mr. Gupta worked at Actian, Inc., a provider of SQL analytics solutions, where he was chief marketing officer and senior vice president of business development from October 2013 to November 2015. From January 2011 to October 2013, Mr. Gupta was chief marketing officer and senior vice president for corporate development at Vidyo, Inc., a provider of software-based video conferencing solutions. Previously, he was part of the executive team that launched Microsoft’s Lync solution, leading the business development and strategy team and channel sales, as well as the marketing team for the Microsoft Office division’s unified communications group. Prior to Microsoft, Mr. Gupta held leadership positions at Alcatel/Genesys Telecommunications, Telera (acquired by Alcatel), Deloitte Consulting, and Hewlett-Packard. He holds a B.A. in economics and computer science from Grinnell College and an M.B.A. from University of California, Los Angeles.

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
Risks Related to Our Business and Industry

The announcement and pendency of our agreement to be acquired by an affiliate of Vista Equity Partners could adversely affect our business.

On September 19, 2016, we announced that we had entered into the Merger Agreement. Uncertainty about the effect of the proposed transaction on our customers, employees, partners and other parties may adversely affect our business. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition. There can be no assurance that our employees, including key personnel, can be retained during the pendency of the proposed transaction and following the consummation of such transaction to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could adversely affect our business and operations.

The failure to complete the sale to Vista could adversely affect our business.

Completion of the sale to Vista is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion. The consummation of the transaction is conditioned on, including among others: (1) a number of shares of common stock having been validly tendered and received and not validly withdrawn that, when added to the shares of common stock, if any, owned by Vista and its affiliates, represent in the aggregate at least one share more than 50% of the common stock outstanding; (2) any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the transaction having expired and, all clearances and authorizations required by the antitrust laws of Germany having been obtained; (3) the absence of any restraint, injunction or prohibited by any order of the competent jurisdiction or any other governmental authority of competent jurisdiction and the absence of any legal proceeding or law promulgated or deemed applicable to the transactions by any government authority of competent jurisdiction which prevents the consummation of the transaction; (4) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to customary qualifiers); (5) our performance of our obligations under the Merger Agreement in all material respects; (6) the absence, since the date of the Merger Agreement, of any Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing; (7) the completion of a specified marketing period for the debt financing being obtained by Vista in connection with the transaction; and (8) the receipt of the proceeds of such debt financing by Vista or irrevocable confirmation by lenders to Vista in writing that the debt financing will be funded and available if the equity financing is funded. Many of the conditions to consummation of the transaction are not within our control or the control of Vista and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the Merger Agreement may be terminated. If the proposed sale or a similar transaction is not completed, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In certain situations specified in the Merger Agreement, including if Vista does not receive the proceeds of its debt financing, we will only be able to recover from them a reverse termination fee of $101.31 million. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $42.862 million or $19.483 million to Vista. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.

While the acquisition by Vista is pending, we are subject to contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Merger Agreement for the acquisition by Vista includes restrictions on the conduct of our business prior to the completion of the transaction, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Vista’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay prevent or limit us from responding effectively to changes in our business, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.

We have a history of losses, and we may not become profitable or maintain profitability.

Since our inception in 1999, we have incurred a net loss in each fiscal year except 2010. During 2016, we incurred a net loss of $13.7 million. As a result, we had an accumulated deficit of $241.3 million at July 31, 2016. We may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our net revenue and manage our expenses or if we incur unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our products or services, which we experienced during the third fiscal quarter of 2016, increasing competition, the timing of revenue recognition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new products and services. In addition, we expect that our operating expenses, including stock-based compensation, will continue to increase in all areas in the near term before our efforts to reduce our overall cost structure begin to take effect. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our recent annual growth rates may not be indicative of our future growth, particularly as we seek to transition our revenue mix to include a greater proportion from subscription and other recurring sources.

Our continued business and revenue growth will depend, in part, on our ability to continue to sell our products to new end customers, sell additional products to our existing end customers, introduce new products or enhancements and increase our share of and compete successfully in new, growing markets, and we may fail to do so. For example, during the second half of 2016, we experienced challenges in our revenue growth due to the reduced sales to customers replacing older generations of products. We anticipate that we will continue to experience a slowdown of our revenue growth for at least the first half of fiscal 2017. We also expect to experience slower revenue growth to the extent our subscription-based offerings and revenues from other recurring sources represent a growing portion of our sales as revenue from such sales is recognized ratably over multiple quarters as opposed to being recognized in the quarter of sale. Accordingly, you should not consider our historical growth rate in net revenue as indicative of our future growth.

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

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
▪the timing of sales of our products and services;

▪	the inherent complexity, length and associated unpredictability of our sales cycles, including the varying budgetary cycles and purchasing priorities of our end customers;

▪	the timing of revenue recognition as a result of guidance under United States generally accepted accounting principles, or GAAP;

▪	the loss or delay of any anticipated large sales in a given quarterly period.

•	fluctuations in demand for our products and services, including seasonal variations;

•	the timing of and rate and discounts at which customers replace older generations of products;

•	the mix of products, services and product solution configurations sold during the period;

•	the timing of the resale of our products sold to distributors for which we generally recognize revenue upon reported sell-through;

▪	the mix of distribution channels through which our products and services are sold;

▪	the timing and success of changes in our product offerings or those of our competitors;

▪	changes in our or our competitors' pricing policies or sales terms;

▪	the mix of products with subscription based pricing for which revenue is recognized ratably over multiple quarters as opposed to being recognized in the quarter of sale;

▪	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

▪	our ability to control costs, including the costs of our third-party manufacturers;

▪	the ability to obtain sufficient supplies of components at acceptable prices, or at all;

▪	the timing of costs related to the development or acquisition of technologies or businesses;

▪	our inability to complete or integrate efficiently any acquisitions that we may undertake;

▪	the execution of our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;

▪	changes in the regulatory environment for our products domestically and internationally;

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

We focus our sales and marketing efforts on large enterprise and service provider customers, which tend to have large and complex networks. We believe such customers have a greater need and budget for the solutions that we offer than smaller customers, and therefore we can sell more products and services to them. We expect that any relatively large sales that we may receive from time to time in the future would have a significant impact on our product and licenses revenues in the quarter in which we recognize revenues from these sales. Large sales make our net revenues and operating results more likely to vary from quarter to quarter because the number of large sales is expected to vary from period to period. The impact of our inability to make a large sale in any period could be significant. As a result, our operating results could suffer if any large sales are delayed or canceled in any future period.

If we are unable to introduce new products and services successfully and to make enhancements to existing products and services, our business, results of operations and competitive position could suffer.

We invest substantial amounts of time and resources in researching and developing new products and services and enhancing existing products and services by incorporating additional features, improving functionality, offering different purchase and licensing models and adding other improvements to meet end customers' rapidly evolving demands in our highly competitive industry. For example, we announced our Infoblox DNS Firewall as a service solution in May 2016. From time to time, we also invest in the acquisition of businesses, products or technologies to expand our offerings and help us enter into new growing markets such as our acquisition of IID, a provider of global threat intelligence, in February 2016. We typically make these investments without being certain that they will result in products and services or enhancements that the market will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products and services are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new products and services and offer different purchase and licensing models or enhance and improve our existing products and services for those markets or entry into new markets. Our growth would likely be adversely affected if we fail to introduce these new products and services or enhancements, fail to successfully manage the transition to new products and services from the products and services they are replacing or do not invest our development efforts in appropriate products and services or enhancements for significant new markets, or if these new products and services or enhancements do not attain market acceptance.

Our new products and services or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	the timeliness of the introduction and delivery of our products and services or enhancements;

•
our failure or inability to predict changes in our industry or end customers' demands or to design products and services or enhancements or offer different purchase and licensing models that meet end customers' increasing demands;

•	defects, errors or failures in any of our products and services or enhancements;

•	the inability of our products and services and enhancements to interoperate effectively with products from other vendors or to operate successfully in the networks of prospective end customers;

•	negative publicity about the performance or effectiveness of our products and services or enhancements;

•	reluctance of end customers to purchase products that incorporate elements of open source software;

•	failure of our channel partners to market, support or distribute our products and services or enhancements effectively; and

•	changes in government or industry standards and criteria.

Our products and services or enhancements may have limited value to us if they fail to achieve market acceptance, and there can be no assurance that our sales efforts will be effective or that we will realize a positive return on any of these investments, even if the resultant products and services or enhancements achieve market acceptance.
Our end customers expect timely introduction of new products and services and enhancements to respond to new feature requests. Since developing new products and services or new versions of, or add-ons to, our existing products and services is complex, the timetable for their commercial release is difficult to predict and may vary from historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as our end customers require or expect. If we do not respond to the rapidly changing needs of our end customers by developing and introducing new and effective products on a timely basis, features, upgrades and services that can respond adequately to their needs, or offering different purchase and licensing models to meet our customers’ needs, our competitive position, business and growth prospects will be harmed.

Sales of our Trinzic DDI family of products generate most of our products and licenses revenue, and if we are unable to continue to grow sales of these products, our operating results and profitability will suffer.
Historically, we have derived the substantial majority of our products and licenses revenue from sales of products in our Trinzic DDI family and their predecessors, and we expect sales of our Trinzic DDI family of products to have a similar contribution to product and licenses revenue for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling enhanced versions of our Trinzic DDI family of products. Beginning with the second quarter of fiscal year 2015, our net revenue benefited from product sales to existing customers who upgraded from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances. The benefit from this upgrade cycle decreased in the second half of fiscal year 2016 and we expect it will not have a meaningful impact in fiscal 2017. If we fail to deliver product enhancements, new releases or new products that meet the needs of our end customers, it will be more difficult for us to succeed. Moreover, our strategy depends upon our products being able to solve critical network management problems for our end customers. If our Trinzic DDI family of products is unable to solve these problems for our end customers or if we are unable to sustain the high levels of innovation in our Trinzic DDI product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
To increase our net revenue, we must continually add new end customers and sell additional products to existing end customers. While we focus our sales and marketing investments on large enterprise and service provider customers to achieve these objectives, there can be no assurance this strategy will be effective as to these potential customers or at increasing our overall sales. The return on these and future investments may be lower, or may be realized more slowly, than we expect. For example, despite these investments into the growth of our sales function, since the first quarter of fiscal year 2015, we have experienced higher turnover in sales personnel than in the past and sales leadership transitions, which will likely reduce some of the benefits we expected from such investments and could make it more difficult for us to implement our sales execution strategies and otherwise attract new end customers or expand sales among our existing end customers. Furthermore, during the third fiscal quarter of 2016, we experienced challenges in our revenue growth due to a slowdown in demand for our products and tapering of product sales to existing customers to upgrade from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our growth rates will decline and our operating results would likely be adversely affected.

We compete in rapidly evolving markets, and our failure to respond quickly and effectively to changing market requirements could cause our business and key operating metrics to decline.
The network control market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. For example, in order to be competitive, our solutions must be capable of operating with and managing an ever increasing array of network devices and an increasingly complex network environment. In some cases, the ability of our solutions to interoperate with and manage third-party devices may require licenses from the device manufacturers or other third parties, and we may not be able to obtain necessary licenses on acceptable terms or at all. In addition, our solutions must be compatible with industry standards for networks. As new networking devices are introduced and standards in the networking market evolve, we may be required to modify our products and services to make them compatible with these new devices and standards. Likewise, if our competitors introduce new products and services that compete with ours, or offer solutions which incorporate functionality we offer, we may be required to reposition our product and service offerings or to introduce new products and services in response to that competitive pressure. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these shifts in the competitive landscape successfully, our business and operating results could be materially harmed.

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
The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. If we do not keep pace with product and technology advances and otherwise keep our product and service offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
We compete primarily with large technology companies, such as BMC Software, Inc., Cisco Systems, Inc., Dell Technologies, Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, F5 Corporation, and Palo Alto Networks, legacy telecommunication equipment providers, such as Alcatel-Lucent and British Telecom, and specialized technology providers, such as BlueCat Networks, Inc., Efficient IP, Inc. and Nominum, Inc. We also seek to replace network control tools and processes in which end customers have made significant investments. These tools and processes may have been purchased or internally-developed based on open source software or other technology, and end customers may be reluctant to adopt a new solution that replaces or changes their existing tools and processes.
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
Our business depends on the overall demand for IT and on the economic health of our current and prospective end customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. General worldwide economic conditions have experienced significant instability in recent years, impacting availability of credit and business confidence and activity and causing other difficulties that may affect one or more of the industries to which we sell our products and services. For example, in the third fiscal quarter of 2016, we experienced a weaker IT spending environment, especially in North America. If economic conditions in the United States, Europe and other key markets for our products deteriorate further, many end customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract and retain additional qualified personnel or delays in hiring required personnel, particularly in engineering and sales, could seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. For example, in fiscal 2015 and fiscal 2016, we experienced higher turnover in sales personnel than in the past. Additionally, our ability to attract and retain personnel could be impacted by our recent restructuring actions. In addition, employees who are substantially vested in significant stock options and restricted stock units, or RSUs, could exercise those options and sell their stock, which might result in a higher than normal turnover rate. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information to us.

Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

In June 2016, we announced a fiscal 2016 restructuring plan that was substantially completed by the end of fiscal 2016, except with respect to certain employees for whom we expect the regulatory process of separation will conclude in the first quarter of fiscal 2017. This initiative could result in disruptions to our operations. Any cost-cutting measures could also negatively impact our business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations will suffer.

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

Replacing departing executive officers and key employees can involve organizational disruption, including other employee departures. We have experienced transitions among our executive officers, including the appointments of our president and chief executive officer in December 2014 and our chief financial officer in January 2016, the departure of our executive vice president of worldwide field operations in April 2016 and the departures and subsequent appointments of two other executive vice presidents in November 2015. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.
During fiscal years 2016, 2015 and 2014, 39.8%, 36.8% and 38.1% of our net revenue were derived from customers outside of the United States. During fiscal year 2016, revenue from customers in the United States increased 11.5% year-over-year and revenue generated internationally grew 26.6% year-over-year. There can be no assurance that these trends will continue in the foreseeable future. Sales to our international customers have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales or profitability in that country. We are also exposed to movements in foreign currency exchange rates relating to operating expenses associated with our operations and personnel outside the United States. We have research and development personnel in Canada, France and India, engage contractors in Belarus, India and Malaysia, and we expect to expand our offshore development efforts. We also have testing and support personnel in India and sales and support personnel in numerous countries worldwide. We expect to continue to hire personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

If our products and services contain undetected software, hardware or data errors, we could incur significant unexpected expenses and lost sales and revenue and we could be subject to product liability claims.

Products and services such as ours frequently contain undetected software, hardware or data errors, many of which are identified only when our products and services are first introduced or as new versions, updates or enhancements are released. We have experienced errors in the past in connection with our products. We expect that errors will be found from time to time in new or enhanced products and services after commencement of commercial shipments. Since our products and services contain software, hardware or data components that we purchase or license from third parties, we also expect our products and services to contain latent defects and errors from time to time related to those third-party components. These problems may cause us to incur significant warranty and repair costs, process management costs, and costs associated with remanufacturing our inventory. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.

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

A significant portion of our sales is made through resellers to certain departments of the U.S. government. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our net revenue to grow less rapidly or even to decline. The timing of fulfillment under government contracts can also be uncertain. In addition, since in most cases we are unable to fulfill orders from the U.S. government directly, the loss of key reseller relationships could adversely affect our ability to fulfill certain orders from the government until we are able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate New York Stock Exchange, or NYSE, listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and the guidance which was amended in April 2016 to address implementation issues. Changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results may be adversely affected, which could cause our operating results to fall below market expectations and our stock price to decline. Significant estimates, assumptions and judgments used in preparing our consolidated financial statements include those related to revenue recognition, determination of fair value of stock-based awards, valuation of goodwill and intangible assets acquired, impairment of goodwill and other long-lived assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts and sales returns and valuation of inventory.

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

We also lease approximately 15,000 square feet of space for development activities in Annapolis, Maryland under a lease that expires in June 2017. We lease additional facilities for development activities in Canada, France and India and marketing and sales support offices in Belgium, India, Japan, Netherlands and United Kingdom.

We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the heading “Loss Contingencies and Legal Proceedings” in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the trading symbol “BLOX”.
The following table sets forth the high and low per share prices for our common stock as reported on the NYSE:

	Fiscal 2016		Fiscal 2015
	Low	High	Low	High
Fourth quarter	$15.31	$19.75	$22.95	$27.94
Third quarter	$14.20	$17.13	$18.75	$25.02
Second quarter	$14.06	$19.10	$15.86	$20.93
First quarter	$15.62	$24.15	$11.92	$16.14

Holders of Common Equity

As of August 31, 2016, there were approximately 155 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
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

Performance Measurement Comparison of Shareholder Return
The following graph shows a yearly comparison from fiscal year 2012 (beginning on our initial public offering on April 20, 2012) through fiscal year 2016 of the cumulative total return assuming an investment of $100 on April 20, 2012, in our common stock (and the reinvestment of dividends), in each of the NYSE Composite Index and the NYSE Technology, Media and Communications (NYSE TMT) Index. Such returns are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock.

	4/21/12	7/31/12	7/31/13	7/31/14	7/31/15	7/31/16
Infoblox Inc.	$100.00	$98.64	$153.52	$56.94	$110.33	$87.89
NYSE Composite	$100.00	$98.80	$123.94	$141.71	$147.20	$149.79
NYSE TMT	$100.00	$101.15	$115.91	$136.76	$141.92	$148.31

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2015, our board of directors authorized a $100 million share repurchase program, with $50 million of that program to be executed as an accelerated share repurchase, or ASR, and the remaining $50 million of that program to be executed from time to time in compliance with applicable securities laws in the open market or in privately-negotiated transactions. In May 2016, our board of directors authorized a $150 million increase to the stock repurchase program. The timing and amounts of any repurchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization for open market purchases does not require the purchase of any minimum number of shares, has no expiration date and may be suspended, modified or discontinued at any time without prior notice. Under this program, shares repurchased are recorded as a reduction to capital in excess of par value and an increase in accumulated deficit in our condensed consolidated balance sheet. As of July 31, 2016, there was approximately $141.1 million available for repurchases under this program.

Issuer purchases of equity securities during the fourth quarter of fiscal 2016 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in thousands)
May 1, 2016 to May 31, 2016	136	$15.92	136	$172,730
June 1, 2016 to June 30, 2016	1,001	$18.64	1,001	$154,065
July 1, 2016 to July 31, 2016	675	$19.16	675	$141,131

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data,” of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended July 31, 2016, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Year Ended July 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
	(In thousands, except per-share amounts)
Net revenue	$358,286	$306,125	$250,340	$225,044	$169,246
Cost of revenue	$76,358	$67,131	$55,798	$48,253	$37,120
Gross profit	$281,928	$238,994	$194,542	$176,791	$132,126
Operating expenses	$298,693	$264,419	$217,522	$179,929	$138,646
Loss from operations	$(16,765)	$(25,425)	$(22,980)	$(3,138)	$(6,520)
Loss before provision for (benefit from) income taxes	$(16,254)	$(26,076)	$(22,998)	$(3,756)	$(7,466)
Provision for (benefit from) income taxes	$(2,543)	$1,007	$919	$650	$744
Net loss	$(13,711)	$(27,083)	$(23,917)	$(4,406)	$(8,210)
Net loss per share - basic and diluted (6):	$(0.24)	$(0.48)	$(0.45)	$(0.09)	$(0.40)
Weighted-average shares used in computing net loss per-share - basic and diluted (6):	58,080	56,626	53,581	48,494	20,563

(1) Includes certain significant pre-tax items, such as stock-based compensation of $48.2 million, restructuring charges of $5.7 million, intangible asset amortization expense of $2.7 million, business acquisition related expenses of $0.6 million and expenses related to non-routine stockholder matters of $0.5 million.
(2) Includes certain significant pre-tax items, such as stock-based compensation of $47.6 million, and intangible asset amortization expense of $2.2 million.
(3) Includes certain significant pre-tax items, such as stock-based compensation of $41.0 million, and intangible asset amortization expense of $2.4 million.
(4) Includes certain significant pre-tax items, such as stock-based compensation of $22.1 million, and intangible asset amortization expense of $2.3 million.
(5) Includes certain significant pre-tax items, such as stock-based compensation of $10.7 million, and intangible asset amortization expense of $2.9 million.
(6) Please see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the explanation of the calculations of our basic and diluted net loss per share.

Consolidated Balance Sheet Data

	As of July 31
	2016	2015	2014	2013	2012

	(In thousands)
Cash and cash equivalents	$123,830	$103,124	$78,535	$69,828	$156,613
Short-term investments	$134,275	$227,712	$191,316	$139,508	$—
Working capital	$170,161	$258,567	$209,313	$166,581	$113,642
Total assets	$449,103	$459,267	$380,568	$320,460	$242,983
Deferred revenue, net - current and long-term	$175,904	$136,847	$116,113	$98,172	$76,667
Stockholders’ equity	$218,508	$275,152	$229,296	$189,553	$142,075

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with GAAP. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of acquired intangible assets and stock-based compensation awards, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 1, Description of the Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and our “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

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

We derive revenue from sales and licensing of our products and sales of our services. We generate product licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third party virtual appliances. We generate services revenue primarily from sales of maintenance and support and, to a lesser extent, from sales of subscription services and training and consulting services. End customers typically purchase maintenance and support in conjunction with purchases of our products, and generally renew their maintenance and support contracts upon expiration. Maintenance and support provide a significant source of recurring revenue for us. In 2016, 2015 and 2014, services revenue was 50.1%, 48.9% and 47.9% of our net revenue in the respective years.

We sell our products and services to enterprises and government entities primarily through our channel partners, including distributors, systems integrators, managed service providers and VARs in the United States and internationally. We also have a direct field sales force that sells our solutions directly to certain end customers, and typically works closely with our channel partners in all phases of initial sales of our products and services.

Our results of operations have benefited from the increasing complexity of networks, including increasing numbers of connected devices and applications, expanding use of technologies such as virtualization, cloud computing and adoption of IPv6, which we believe is straining legacy network control approaches and driving organizations to replace their legacy platforms with more automated solutions. In addition, we believe the cyber-threat landscape and new attacks on DNS and exfiltration of data via DNS have created significant security opportunities and greater need for our products. Accordingly, we expect that our future business and operating results will be significantly affected by the speed with which organizations transition to network control solutions and seek to secure their DNS-based infrastructure. Our future business and operating results will depend both on our ability to add new end customers continually and to continue to sell additional products and services to our growing base of existing customers directly and through our channel partners. Since our prior results have benefitted from our success at selling more complex, higher performance and security configurations of our product solutions, which generally result in higher value per product sold or larger deal sizes, we expect that our ability to sell more robust product configurations will be an important factor in sustaining our revenue growth rates and our operating results in any quarter. To achieve these growth objectives, we intend to selectively invest in our field sales force, our channel and technology partnerships and our programs to market our solutions. Similarly, we expect to continue to selectively invest in research and development in order to expand the capabilities of our solutions, as well as in our infrastructure to support expanding operations. We expect that our operating results will be impacted by the timing and size of our investments over the next few quarters.

Recent Development

                On September 16, 2016, we entered into the Merger Agreement. The Merger Agreement provides for the acquisition of Infoblox by Parent in a two-step all cash transaction, consisting of a tender offer, followed immediately by the Merger. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Parent will cause Merger Sub to commence a tender offer for all outstanding shares of our common stock at a purchase price of $26.50 per share or approximately $1.6 billion, net to the sellers in cash, without interest, subject to any required withholding of taxes.  For additional information regarding potential risks and uncertainties associated with the proposed Merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.

Financial Highlights

We saw continued year-over-year growth in total net revenue. We had total net revenue of $358.3 million in fiscal year 2016, an increase of 17.0% compared to prior year. Products and licenses net revenue during fiscal year 2016 was $178.8 million, an increase of 14.2% compared to the prior year, although in the second half of fiscal 2016 we began to experience a slowdown in demand for our products and tapering of product sales to existing customers to upgrade from our prior generation of appliances approaching their end of support to current Trinzic DDI appliances. Services revenue during fiscal year 2016 was $179.5 million, which increased by 20.0% compared to the prior year. Net revenue from the Americas, EMEA and APAC during fiscal year 2016 grew by 10.3%, 28.4% and 37.5%, respectively, compared to the prior year.

During fiscal year 2016, we generated $68.1 million in cash flows from operating activities and exited the year with $258.1 million in cash, cash equivalents and short term investments and $175.9 million of total net deferred revenue.

We continued to invest in our organization to achieve our profitability goals, incurring additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. Personnel-related costs, including stock-based compensation, are the most significant component of our operating expenses. During fiscal year 2016, total operating expenses increased by 13.0% compared to prior year. As of July 31, 2016, our employee count was 804, excluding employees who have been notified of their terminations as part of our restructuring plan but for whom the regulatory process of separation has not concluded, representing an increase of 4.1% from July 31, 2015 and was the most significant driver of the increase in costs and operating expenses. In June 2016, we announced a series of actions to accelerate profitability and position ourselves for long term leadership in DDI and DNS security. The announced actions include steps intended to optimize program-based and discretionary spending; revise hiring priorities with a goal to support customer-facing sales coverage while improving overall sales and marketing efficiency; and reduce headcount in higher cost locations and for certain identified positions. During fiscal year 2016, we incurred $5.7 million in restructuring charges. These charges were mainly related to employee severance and benefit arrangements due to the terminations of employees.

Key Metrics of Our Business

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key financial metrics include the following:

	Year Ended July 31,
	2016	2015	2014

	(Dollars in thousands)
Net revenue	$358,286	$306,125	$250,340
Deferred revenue, net (end of year)	$175,904	$136,847	$116,113
Change in deferred revenue, net	$39,057	$20,734	$17,941
Gross margin	78.7%	78.1%	77.7%
Loss from operations	$(16,765)	$(25,425)	$(22,980)
Operating margin	(4.7%)	(8.3%)	(9.2%)
Net cash provided by operating activities	$68,111	$48,011	$46,308

Net Revenue. We monitor our net revenue to assess the acceptance of our products by our end customers and our growth in the markets we serve. We discuss our net revenue further below under “—Results of Operations.”

Deferred Revenue, Net. Our deferred revenue, net consists of amounts that have been invoiced but that have not yet been recognized as revenue, less the related cost of revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from maintenance and support contracts and to a lesser extent from sales of subscription services. We monitor our deferred revenue balance because it represents a significant portion of the revenue that we will recognize in future periods. We also assess the change in our deferred revenue balance, which taken together with net revenue is an indication of sales activity in a given period.

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
Non-GAAP income from operations and operating margin. Non-GAAP income from operations is income (loss) from operations as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, restructuring charges, intangible asset amortization expense, expenses related to non-routine stockholder matters and acquisition related expenses. Non-GAAP operating margin is non-GAAP operating income divided by net revenue.
Non-GAAP net income and earnings per share ("EPS"). Non-GAAP net income is net income (loss) as reported on our consolidated statements of operations, excluding the impact of stock-based compensation, restructuring charges, intangible asset amortization expense, expenses related to non-routine stockholder matters and acquisition related expenses with income taxes adjusted to reflect our estimated long-term effective tax rate on a non-GAAP basis. Non-GAAP EPS is non-GAAP net income divided by non-GAAP diluted weighted average shares outstanding.

The following table reconciles GAAP gross profit and margin and GAAP income (loss) from operations and operating margin as reported on our consolidated statements of operations to non-GAAP gross profit and margin and non-GAAP income from operations and operating margin.

	Year Ended July 31,
	2016	2015	2014

	(Dollars in thousands)
Gross Profit Reconciliation:
GAAP gross profit	$281,928	$238,994	$194,542
Stock-based compensation	4,396	4,450	3,619
Intangible asset amortization expense	1,973	1,160	1,110
Non-GAAP gross profit	$288,297	$244,604	$199,271
Gross Margin Reconciliation:
GAAP gross margin	78.7%	78.1%	77.7%
Stock-based compensation	1.2	1.5	1.4
Intangible asset amortization expense	0.6	0.4	0.4
Non-GAAP gross margin	80.5%	80.0%	79.5%
Income from Operations Reconciliation:
GAAP loss from operations	$(16,765)	$(25,425)	$(22,980)
Stock-based compensation	48,246	47,623	40,971
Restructuring charges	5,657	—	—
Amortization of intangible assets	2,704	2,173	2,418
Expenses related to non-routine stockholder matters	464	—	—
Acquisition related expenses	618	—	—
Non-GAAP income from operations	$40,924	$24,371	$20,409
Operating Margin Reconciliation:
GAAP operating margin	(4.7)%	(8.3%)	(9.2%)
Stock based compensation	13.5	15.6	16.4
Restructuring charges	1.6	—	—
Intangible asset amortization expense	0.7	0.7	0.9
Expenses related to non-routine stockholder matters	0.1	—	—
Acquisition related expenses	0.2	—	—
Non-GAAP operating margin	11.4%	8.0%	8.1%

The following table reconciles GAAP net loss and weighted-average shares outstanding used in calculating GAAP net loss per share to non-GAAP net income and weighted-average shares outstanding used in calculating non-GAAP diluted EPS.

	Year Ended July 31,
	2016	2015	2014

	(In thousands, except per share amounts)
Net Income Reconciliation:
GAAP net loss	$(13,711)	$(27,083)	$(23,917)
Stock-based compensation	48,246	47,623	40,971
Restructuring charges	5,657	—	—
Intangible asset amortization expense	2,704	2,173	2,418
Expenses related to non-routine stockholder matters	464	—	—
Acquisition related expense	618	—	—
Income tax adjustment	(18,288)	—	—
Non-GAAP net income	$25,690	$22,713	$19,472

GAAP Net Loss Per Share	$(0.24)	$(0.48)	$(0.45)
Non-GAAP EPS	$0.43	$0.38	$0.34
Shares used in Calculating non-GAAP Diluted Net Income per Share Reconciliation:
Weighted-average shares outstanding used in calculating GAAP diluted net loss per share	58,080	56,626	53,581
Additional dilutive securities for non-GAAP income	1,595	2,657	4,057
Weighted-average shares outstanding used in calculating non-GAAP EPS	59,675	59,283	57,638

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

Basis of Presentation

Net Revenue

We derive our net revenue from sales and licensing of our products and sales of our services. Our net revenue is comprised of the following:

Products and Licenses Revenue. We generate products and licenses revenue primarily from sales of perpetual licenses of our software installed on our physical appliances and from sales of perpetual licenses of our software that run on third-party appliances. As a percentage of net revenue, we expect our products and licenses revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, seasonal and cyclical factors and the impact of significant transactions with unique terms and conditions that may require deferral of revenue.

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

We expect gross margin in fiscal year 2017 to be slightly down compared to fiscal year 2016.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business globally and due to the increase in stock-based compensation as a result of new employee grants. As a result of our restructuring in the fourth quarter of fiscal year 2016, we expect our operating expenses in fiscal year 2017 to decrease in absolute dollars.

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

Restructuring Charges. In June 2016, we implemented a restructuring plan to reprioritize and reduce investments in all of our functions. The announced actions include steps intended to optimize program-based and discretionary spending; revise hiring priorities with a goal to support customer-facing sales coverage while improving overall sales and marketing efficiency; and reduce headcount in higher cost locations and for certain identified positions. As a result, we have recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of our workforce. Our restructuring plan includes one-time termination benefits which are recognized as a liability at estimated fair value when the approved plan has identified the number of employees, functions and associated estimated costs, the plan has been communicated to the employees, and changes to the terms of the plan are considered unlikely.

Other Income (Expense), Net

Other income (expense), net is comprised of the following items:

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

Provision for Income Taxes

We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Our net tax benefit to date is primarily comprised of U.S. tax benefits, offset by state and foreign income taxes.

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

RESULTS OF OPERATIONS

The following tables provide consolidated statements of operations data in dollars and as a percentage of our net revenue. We have derived the data for our years ended July 31, 2016, 2015 and 2014 from our audited consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2016	2015	2014

	(In thousands)
Net revenue:
Products and licenses	$178,805	$156,510	$130,348
Services	179,481	149,615	119,992
Total net revenue	358,286	306,125	250,340
Cost of revenue (1):
Products and licenses (2)	37,715	35,362	29,327
Services	38,643	31,769	26,471
Total cost of revenue	76,358	67,131	55,798
Gross profit	281,928	238,994	194,542
Operating expenses:
Research and development (1)	70,034	65,092	49,289
Sales and marketing (1)(2)	178,983	162,217	138,612
General and administrative (1)(3)	44,019	37,110	29,621
Restructuring charges	5,657	—	—
Total operating expenses	298,693	264,419	217,522
Loss from operations	(16,765)	(25,425)	(22,980)
Other income (expense), net	511	(651)	(18)
Loss before provision for (benefit from) income taxes	(16,254)	(26,076)	(22,998)
Provision for (benefit from) income taxes	(2,543)	1,007	919
Net loss	$(13,711)	$(27,083)	$(23,917)

Consolidated Statements of Operations Data:
	Year Ended July 31,
	2016	2015	2014

	(As a % of net revenue)
Net revenue:
Products and licenses	49.9%	51.1%	52.1%
Services	50.1	48.9	47.9
Total net revenue	100.0	100.0	100.0
Cost of revenue (1):
Products and licenses (2)	10.5	11.5	11.7
Services	10.8	10.4	10.6
Total cost of revenue	21.3	21.9	22.3
Gross profit	78.7	78.1	77.7
Operating expenses:
Research and development (1)	19.5	21.3	19.7
Sales and marketing (1)(2)	50.0	53.0	55.4
General and administrative (1)(3)	12.3	12.1	11.8
Restructuring charges	1.6	—	—
Total operating expenses	83.4	86.4	86.9
Loss from operations	(4.7)	(8.3)	(9.2)
Other income (expense), net	0.1	(0.2)	—
Loss before provision for (benefit from) income taxes	(4.6)	(8.5)	(9.2)
Provision for (benefit from) income taxes	(0.7)	0.3	0.4
Net loss	(3.9%)	(8.8%)	(9.6%)

(1) Results above include stock-based compensation as follows:

	Year Ended July 31,
	2016	2015	2014

	(In thousands)
Cost of revenue	$4,396	$4,450	$3,619
Research and development	11,033	10,828	7,375
Sales and marketing	23,184	23,687	22,919
General and administrative	9,633	8,658	7,058
Total stock-based compensation	$48,246	$47,623	$40,971

(2) Results above include intangible asset amortization expense as follows:

	Year Ended July 31,
	2016	2015	2014

	(In thousands)
Cost of products and licenses revenue	$1,973	$1,160	$1,110
Sales and marketing	731	1,013	1,308
Total intangible asset amortization expense	$2,704	$2,173	$2,418

(3) Results during fiscal year 2016 include acquisition-related transaction costs of $0.6 million and expenses related to non-routine stockholder matters of $0.5 million.

Results of Operations for the Years Ended July 31, 2016, 2015 and 2014

Net Revenue

The following table presents our net revenue for the years indicated and related changes from the prior years:

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2016	2015	$	%	2015	2014	$	%

	(Dollars in thousands)
Products and licenses	$178,805	$156,510	$22,295	14.2%	$156,510	$130,348	$26,162	20.1%
Services	179,481	149,615	29,866	20.0%	149,615	119,992	29,623	24.7%
Total net revenue	$358,286	$306,125	$52,161	17.0%	$306,125	$250,340	$55,785	22.3%

2016 Compared to 2015. Our net revenue increased by $52.2 million, or 17.0%, to $358.3 million in fiscal year 2016 from $306.1 million in in fiscal year 2015.

Products and licenses revenue increased by $22.3 million, or 14.2%, to $178.8 million in fiscal year 2016 from $156.5 million in fiscal year 2015 primarily driven primarily by increased unit sales, including sales of products to replace older generations of products and sales of our security solutions, and, to a lesser extent, increase in sales prices.

Services revenue increased by $29.9 million, or 20.0%, to $179.5 million in fiscal year 2016 from $149.6 million in fiscal year 2015. The change was primarily attributable to the growth of our established base of customers with maintenance and support contracts for which revenue is recognized ratably over the service period, and to a lesser extent an increase in subscription revenue.

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

Gross Profit

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2016	2015	$	%	2015	2014	$	%

	(Dollars in thousands)
Products and licenses gross profit	$141,090	$121,148	$19,942		$121,148	$101,021	$20,127
Products and licenses gross margin	78.9%	77.4%		1.5	77.4%	77.5%		(0.1)
Services gross profit	$140,838	$117,846	$22,992		$117,846	$93,521	$24,325
Services gross margin	78.5%	78.8%		(0.3)	78.8%	77.9%		0.9
Total gross profit	$281,928	$238,994	$42,934		$238,994	$194,542	$44,452
Total gross margin	78.7%	78.1%		0.6	78.1%	77.7%		0.4

2016 Compared to 2015. Total gross margin increased by 0.6 percentage point to 78.7% in fiscal year 2016 from 78.1% in fiscal year 2015, which was primarily driven by the increase in products and licenses gross margin, partially offset by the decrease in services gross margin. Products and licenses gross margin increased by 1.5 percentage points primarily due to favorable product mix, as shipments of higher margin products represented a greater portion of products sold than in the prior year, and increased sales of software.

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

Operating Expenses

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2016	2015	$	%	2015	2014	$	%

	(Dollars in thousands)
Research and development	$70,034	$65,092	$4,942	7.6%	$65,092	$49,289	$15,803	32.1%
Sales and marketing	178,983	162,217	16,766	10.3%	162,217	138,612	23,605	17.0%
General and administrative	44,019	37,110	6,909	18.6%	37,110	29,621	7,489	25.3%
Restructuring charges	5,657	—	5,657	100.0%	—	—	—	—%
Total operating expenses	$298,693	$264,419	$34,274	13.0%	$264,419	$217,522	$46,897	21.6%

2016 Compared to 2015.

Research and Development Expenses

Research and development expenses increased by $4.9 million, or 7.6%, to $70.0 million in fiscal year 2016 from $65.1 million in fiscal year 2015. The change was primarily attributable to a $3.0 million increase in personnel costs related to increased headcount, a $1.1 million increase in materials and parts required for engineering activities and prototypes and a $0.7 million increase in facility and information and technology related expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $16.8 million, or 10.3%, to $179.0 million in fiscal year 2016 from $162.2 million in fiscal year 2015. The change was primarily attributable to a $9.9 million increase in personnel costs, a $3.3 million increase in facility, information technology and other allocated expenses, a $2.7 million increase related to sales and marketing services driven by increased marketing programs and increased participation in marketing events with channel and technology partners.

General and Administrative Expenses

General and administrative expenses increased by $6.9 million, or 18.6%, to $44.0 million in fiscal year 2016 from $37.1 million in fiscal year 2015. The change was largely attributable to a $2.9 million increase in personnel costs associated with increased headcount, which includes a $1.0 million increase in stock-based compensation related to our equity compensation programs. The change in total general and administrative expenses was also attributable to a $2.0 million increase in professional service fees, a $0.6 million in acquisition related transaction costs, a $0.5 million expenses related to non-routine stockholder matters and a $0.4 million increase in facility and information and technology related expenses.

Restructuring Charges

In the fourth quarter of fiscal year 2016, we incurred $5.7 million in restructuring charges associated with our fiscal 2016 restructuring plan. These charges were mainly related to employee severance and benefit arrangements due to the termination of employees.

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

Other Income (Expense), Net

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2016	2015	$	%	2015	2014	$	%

	(Dollars in thousands)
Other income (expense), net	$511	$(651)	$1,162	(178.5%)	$(651)	$(18)	$(633)	3,516.7%

2016 Compared to 2015. Other income, net increased by $1.2 million from $0.7 million other expense, net in fiscal year 2015 to $0.5 million other income, net in fiscal year 2016 primarily due to a $0.9 million decrease in foreign currency exchange losses related to the re-measurement of the accounts of our foreign subsidiaries and a $0.3 million net increase in interest income and other primarily from the interest earned from our short-term investments.

2015 Compared to 2014. Other expense, net increased by $0.6 million from fiscal year 2014 to fiscal year 2015 primarily due to a $0.9 million increase in foreign currency exchange losses due to the strengthening of the U.S. dollar against certain major foreign currencies, partially offset by a $0.3 million net increase in interest income and other.

Provision for (benefit from) income taxes

	Year Ended July 31,		Change in		Year Ended July 31,		Change in
	2016	2015	$	%	2015	2014	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,543)	$1,007	$(3,550)	(352.5%)	$1,007	$919	$88	9.6%

2016 Compared to 2015. Due to the full valuation allowance recorded against U.S. and Canada net deferred tax assets, our benefit from income taxes in fiscal year 2016 consisted primarily of U.S. tax benefits due to a one-time benefit from the partial release of valuation allowance as a result of the IID acquisition, offset by current tax provisions for state and foreign taxes. Our effective tax rates for fiscal years 2016 and 2015 were 15.6% and (3.9%).

2015 Compared to 2014. Due to the full valuation allowance recorded against U.S. and Canada net deferred tax assets, our provision for income taxes in fiscal year 2015 consisted primarily of current tax provisions for state and foreign taxes. Our effective tax rates for fiscal years 2015 and 2014 were (3.9%) and (4.0%).

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The following table shows our capital resources:

	July 31, 2016	July 31, 2015	$ Change	% Change

	(In thousands)
Cash and cash equivalents	$123,830	$103,124	$20,706	20.1%
Short-term investments	134,275	227,712	(93,437)	(41.0)%
Total cash, cash equivalents and short-term investments	$258,105	$330,836	$(72,731)	(22.0)%

Working capital	$170,161	$258,567	$(88,406)	(34.2)%

Our principal sources of liquidity as of July 31, 2016 consisted of cash and cash equivalents of $123.8 million, including $11.2 million held by our foreign subsidiaries, and short-term investments of $134.3 million. Cash and cash equivalents exclude restricted cash of $3.4 million of money market funds, $8.5 million in time deposits maintained in connection with the IID acquisition and $0.1 million in time deposits maintained in connection with various letters of credit. Cash, cash equivalents and short-term investments consist of cash, money market funds, U.S. Treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. We intend to permanently reinvest our earnings from foreign operations, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We have incurred operating losses in each of the last three fiscal years of our operations, and, as of July 31, 2016, we had working capital of $170.2 million (which was reduced by $122.2 million of current deferred revenue, net), and an accumulated deficit of $241.3 million. Cash provided by operating activities can vary from period to period, particularly as a result of timing differences between billing and collection of receivables. Cash used in investing activities principally relates to our business acquisition and capital expenditures. Cash used in our financing activities principally relates to our stock repurchase program.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our stock repurchase activity, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales, marketing and distribution capabilities, the introduction of new and enhanced products and services offerings and our costs to ensure access to adequate manufacturing capacity. In the event that we require additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Summary of Cash Flows

We derived the following summary of our cash flows for the years indicated from our audited consolidated financial statements included elsewhere in this annual report:

	Year Ended July 31,
	2016		2015		2014

	(In thousands)
Net cash provided by operating activities	$68,111	—	$48,011	—	$46,308
Net cash provided by (used in) investing activities	$44,618		$(47,149)		$(59,764)
Net cash provided by (used in) financing activities	$(91,981)		$25,246		$22,163

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

Cash provided by operating activities of $68.1 million during fiscal year 2016 was attributable to a net loss of $13.7 million, which was more than offset by a $24.8 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $48.2 million for stock-based compensation and $11.7 million for depreciation and amortization. The $24.8 million change in our net operating assets and liabilities was primarily due to a $36.1 million increase in deferred revenue primarily attributable to an increase in our established base of maintenance and support contracts and to a lesser extent, an increase in subscription arrangements, a $4.8 million increase in accounts payable and accrued liabilities, which was primarily driven by the timing of payments and invoicing and a $2.4 million decrease in inventory. These movements with positive operating cash flow impact were partially offset by a $13.8 million increase in net accounts receivable due to increased billings and timing of invoicing and a $4.5 million decrease in accrued compensation. Our “days sales outstanding,” or “DSO,” in accounts receivable increased from 54 days at July 31, 2015 to 61 days at July 31, 2016 primarily due to timing of billings.

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

Cash provided by operating activities of $46.3 million during fiscal year 2014 was attributable to a net loss of $23.9 million, which was more than offset by a $19.9 million cash inflow from the change in our net operating assets and liabilities and non-cash charges of $41.0 million for stock-based compensation and $8.7 million for depreciation and amortization. The $19.9 million change in our net operating assets and liabilities was primarily due to a $17.9 million increase in net deferred revenue from growth in our established base of maintenance, a $3.1 million increase in accounts payable and accrued liabilities, which was primarily driven by the timing of payments and invoicing, and a $2.3 million decrease in net accounts receivable primarily due to increased collections. Our “days sales outstanding,” or “DSO,” in accounts receivable improved from 63 days at July 31, 2013 to 52 days at July 31, 2014. These movements with positive operating cash flow impact were partially offset by a $1.9 million increase in inventory and a$1.5 million increase in prepaid expenses, other current assets and other assets. The increase in inventory was mainly due to the increase in inventory at our international depots and to a lesser extent, due to the finished goods we purchased from smaller former independent contract manufacturers.

  Cash Flows from Investing Activities

In fiscal year 2016, cash provided by investing activities was $44.6 million, consisting of $122.9 million proceeds from maturities of short-term investments, partially offset by $31.5 million net cash used for the acquisition of IID, $29.9 million in cash used to purchase short-term investments, $8.5 million segregated for deferred payments in connection with the acquisition of IID and $8.3 million in cash used mainly for purchases of computer equipment and software and certain leasehold improvements.

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

Cash Flows from Financing Activities

In fiscal year 2016, cash used in financing activities was $92.0 million, which was primarily related to $108.9 million cash used for our stock repurchases, partially offset by $17.2 million proceeds from the issuance of common stock under our employee stock plans.

In fiscal year 2015, cash provided by financing activities was $25.2 million, which was primarily related to proceeds from the issuance of common stock under our employee stock plans.

In fiscal year 2014, cash provided by financing activities was $22.2 million, which was primarily related to proceeds from the issuance of common stock under our employee stock plans.

 Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations, as of July 31, 2016. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash and cash equivalents balances.

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	2022 and Thereafter

	(In thousands)
Contractual Obligations(1):
Operating lease obligations(2)	$22,052	$5,328	$4,770	$4,573	$4,564	$2,571	$246
Purchase commitments(3)	7,346	7,346	—	—	—	—	—
Total	$29,398	$12,674	$4,770	$4,573	$4,564	$2,571	$246

(1)
The contractual obligations table excludes tax liabilities of $4.7 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)	Operating lease obligations represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(3)	Purchase commitments are contractual obligations to purchase inventory from our third-party contract manufacturers and suppliers in advance of anticipated sales.

Off-Balance Sheet Arrangements

As of July 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue from the sales or licensing of hardware and software products, support and maintenance, and other services through a direct sales force and indirect relationships with our channel partners. Revenue is recognized when all of the following criteria are met:

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

We recognize products and licenses revenue at the time of shipment provided that all other revenue recognition criteria have been met. Our channel partners generally receive an order from an end-customer prior to placing an order with us. In addition, payment from our channel partners is not contingent on the partner’s success in sales to end-customers. Our channel partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant.

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

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards including employee stock options, RSUs, market stock units, or MSUs, and purchases under our Employee Stock Purchase Plan, or ESPP based on each award's fair value on the grant date. We utilize the Black-Scholes-Merton (“BSM”) option pricing model in order to determine the fair value of stock options and ESPP. We use the Monte-Carlo simulation model to estimate the fair value of MSUs. The BSM option pricing and Monte-Carlo simulation models require various highly judgmental assumptions including expected volatility, risk free rate and expected term. If any of the assumptions used in these valuation models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during the years ended July 31, 2016, 2015 and 2014.

Restructuring Charges

In June 2016, we implemented a restructuring plan to reprioritize and reduce investments in all of our functions. The announced actions include steps intended to optimize program-based and discretionary spending; revise hiring priorities with a goal to support customer-facing sales coverage while improving overall sales and marketing efficiency; and reduce headcount in higher cost locations and for certain identified positions. As a result, we have recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of our workforce. Our restructuring plan includes one-time termination benefits which are recognized as a liability at estimated fair value when the approved plan has identified the number of employees, functions and associated estimated costs, the plan has been communicated to the employees, and changes to the terms of the plan are considered unlikely.

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

We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Based on these factors, we have determined it is appropriate to record a full valuation allowance against our US and material foreign net deferred tax assets. In the event we were to determine that we are able to realize all or part of these net deferred tax assets in the future, we would decrease the valuation allowance and record a corresponding benefit to earnings in the period in which we make that determination. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

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

     We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when those estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For the years ended July 31, 2016, 2015 and 2014, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal year 2016, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $123.8 million and short-term investments of $134.3 million as of July 31, 2016. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Our short-term investments are held in U.S. treasury securities, U.S. government agency securities and FDIC-backed certificates of deposit. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal year 2016, the effect of a hypothetical 100 basis point shift in overall interest rates would not have had a material impact on our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited the accompanying consolidated balance sheets of Infoblox Inc. as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoblox Inc. at July 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infoblox Inc.'s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Infoblox Inc.
We have audited Infoblox Inc.'s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infoblox Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Infoblox Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infoblox Inc. as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2016 of Infoblox Inc. and our report dated September 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 22, 2016

Management's Report on Internal Control Over Financial Reporting

The management of Infoblox Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2016, the Company's internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of July 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the company's internal control over financial reporting as of July 31, 2016.

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

/s/ Jesper Andersen	/s/ Janesh Moorjani
Jesper Andersen	Janesh Moorjani
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)
September 22, 2016	September 22, 2016

INFOBLOX INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	As of July 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,830	$103,124
Short-term investments	134,275	227,712
Accounts receivable, net of allowances of $844 at July 31, 2016 and $446 at July 31, 2015	59,937	45,881
Inventory	6,045	8,588
Prepaid expenses and other current assets	12,588	10,459
Total current assets	336,675	395,764
Property and equipment, net	22,004	23,225
Restricted cash	10,030	3,515
Intangible assets, net	20,119	1,923
Goodwill	58,965	33,293
Other assets	1,310	1,547
TOTAL ASSETS	$449,103	$459,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$25,871	$19,136
Accrued compensation	18,420	22,931
Deferred revenue, net	122,223	95,130
Total current liabilities	166,514	137,197
Deferred revenue, net	53,681	41,717
Other liabilities	10,400	5,201
TOTAL LIABILITIES	230,595	184,115
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.0001 par value per share—5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share—100,000 shares authorized; 55,973 shares and 58,836 shares issued and outstanding as of July 31, 2016 and July 31, 2015	6	6
Additional paid-in capital	459,811	438,725
Accumulated other comprehensive income (loss)	30	(37)
Accumulated deficit	(241,339)	(163,542)
TOTAL STOCKHOLDERS' EQUITY	218,508	275,152
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$449,103	$459,267

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2016	2015	2014

Net revenue:
Products and licenses	$178,805	$156,510	$130,348
Services	179,481	149,615	119,992
Total net revenue	358,286	306,125	250,340
Cost of revenue:
Products and licenses	37,715	35,362	29,327
Services	38,643	31,769	26,471
Total cost of revenue	76,358	67,131	55,798
Gross profit	281,928	238,994	194,542
Operating expenses:
Research and development	70,034	65,092	49,289
Sales and marketing	178,983	162,217	138,612
General and administrative	44,019	37,110	29,621
Restructuring charges	5,657	—	—
Total operating expenses	298,693	264,419	217,522
Loss from operations	(16,765)	(25,425)	(22,980)
Other income (expense), net	511	(651)	(18)
Loss before provision for (benefit from) income taxes	(16,254)	(26,076)	(22,998)
Provision for (benefit from) income taxes	(2,543)	1,007	919
Net loss	$(13,711)	$(27,083)	$(23,917)

Net loss per share - basic and diluted	$(0.24)	$(0.48)	$(0.45)

Weighted-average shares used in computing net loss per share - basic and diluted	58,080	56,626	53,581

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended July 31,
	2016	2015	2014
Net loss	$(13,711)	$(27,083)	$(23,917)
Other comprehensive gain (loss)
Unrealized holding gain (loss) on short-term investments, net	67	47	(73)
Comprehensive loss	$(13,644)	$(27,036)	$(23,990)

The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 31, 2013	51,670	$5	$302,101	$(11)	$(112,542)	$189,553
Stock-based compensation	—	—	40,934	—	—	40,934
Issuance of common stock upon exercise of stock options	2,052	1	13,834	—	—	13,835
Issuance of common stock in connection with the employee stock purchase plan	644	—	8,161	—	—	8,161
Restricted stock units issued in connection with business acquisition	18	—	573	—	—	573
Excess tax benefit from employee stock plans	—	—	170	—	—	170
Vesting of early exercised stock options	—	—	60	—	—	60
Issuance of common stock upon vesting of restricted stock units	681	—	—	—	—	—
Net unrealized holding loss on short-term investments	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(23,917)	(23,917)
Balance at July 31, 2014	55,065	$6	$365,833	$(84)	$(136,459)	$229,296
Stock-based compensation	—	—	47,597	—	—	47,597
Issuance of common stock upon exercise of stock options	1,919	—	16,629	—	—	16,629
Issuance of common stock in connection with the ESPP	745	—	8,435			8,435
Excess tax benefit from employee stock plans	—	—	207	—	—	207
Vesting of early exercised common stock options	—	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	1,107	—	—	—	—	—
Net unrealized holding gain on short-term investments	—	—	—	47	—	47
Net loss	—	—	—	—	(27,083)	(27,083)
Balance at July 31, 2015	58,836	$6	$438,725	$(37)	$(163,542)	$275,152
Stock-based compensation	—	—	48,415	—	—	48,415
Common stock repurchases	(6,346)	—	(44,782)	—	(64,086)	(108,868)
Issuance of common stock upon exercise of stock options	886	—	7,513	—	—	7,513
Issuance of common stock in connection with the ESPP	788	—	9,735	—	—	9,735
Issuance of common stock upon vesting of restricted stock units	1,809	—	—	—	—	—
Excess tax benefit from employee stock plans	—	—	205	—	—	205
Net unrealized holding gain on short-term investments	—	—	—	67	—	67
Net loss	—	—	—	—	(13,711)	(13,711)
Balance at July 31, 2016	55,973	$6	$459,811	$30	$(241,339)	$218,508
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended July 31,
	2016		2015		2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,711)		$(27,083)		$(23,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	48,246	—	47,623	—	40,971
Depreciation and amortization	11,654	—	8,888	—	8,735
Excess tax benefits from employee stock plans	(205)		(207)		(170)
Deferred income taxes	(3,658)		—		—
Other	953		2,096		827
Changes in operating assets and liabilities:
Accounts receivable, net	(13,810)	—	(9,461)		2,308
Inventory	2,449	—	(2,615)		(1,867)
Prepaid expenses, other current assets and other assets	825	—	(3,629)		(1,500)
Accounts payable and accrued liabilities	4,817	—	2,833		3,061
Accrued compensation	(4,511)	—	9,734		725
Deferred revenue, net	36,075	—	20,734		17,927
Other liabilities	(1,013)	—	(902)		(792)
Net cash provided by operating activities	68,111		48,011		46,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(29,905)		(147,137)		(186,322)
Proceeds from maturities of short-term investments	122,880		109,290		86,730
Proceeds from sales of short-term investments	—		1,001		47,180
Purchases of property and equipment	(8,318)		(10,303)		(6,352)
Business acquisition, net of cash acquired	(31,531)		—		(1,000)
Change in restricted cash	(8,508)		—		—
Net cash provided by (used in) investing activities	44,618		(47,149)		(59,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(108,868)		—		—
Proceeds from issuance of common stock under the employee stock plans	17,248		25,039		21,993
Settlement of hold back liability related to IID acquisition	(566)		—		—
Excess tax benefits from employee stock plans	205		207		170
Net cash provided by (used in) financing activities	(91,981)		25,246		22,163
Effect of foreign exchange rate changes on cash and cash equivalents	(42)		(1,519)		—
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,706		24,589		8,707
CASH AND CASH EQUIVALENTS - Beginning of year	103,124		78,535		69,828
CASH AND CASH EQUIVALENTS - End of year	$123,830		$103,124		$78,535
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment not yet paid	$542		$1,341		$484
Cash paid for income taxes, net	$727		$483		$489
Restricted stock units released in connection with business acquisition	$—		$—		$573
The accompanying notes are an integral part of these consolidated financial statements.

INFOBLOX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those management estimates and assumptions affect revenue recognition, allowances for doubtful accounts and sales returns, valuation of our cash equivalents, restricted cash and available-for-sale investments, valuation of inventory, determination of fair value of stock-based awards, valuation of assumed liabilities and acquired goodwill, tangible and intangible assets, impairment of goodwill and other intangible assets, amortization of intangible assets, restructuring liabilities, contingencies and litigation and accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.

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

Restricted Cash

Under our facility lease arrangements, we are required to maintain letters of credit from a U.S. bank as security for performance under these agreements. The letters of credit are generally invested in U.S. Treasury securities or money market funds or interest-bearing accounts in amounts equal to the letters of credit, which are classified as restricted cash on the consolidated balance sheets. As of July 31, 2016, restricted cash amounted to $12.0 million, of which $2.0 million is shown as part of prepaid expenses and other current assets and $10.0 million is shown as non-current assets in the consolidated balance sheet. Of the $12.0 million restricted cash as of July 31, 2016, $8.5 million is related to hold-back liability in connection with the IID acquisition. As of July 31, 2015, restricted cash, which is shown under non-current assets in the consolidated balance sheet, amounted to $3.5 million.

Short-term Investments

Investments with original maturities at purchase of greater than three months are classified as short-term or long-term investments. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

Our investments in publicly-traded debt securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in the consolidated statements of operations. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in other income (expense), net.

We recognize an impairment charge for available-for-sale investments when a decline in the fair value of our investments below the cost basis is determined to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the cost basis, the investment's financial condition and near-term prospects, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our consolidated statements of operations. During the year ended July 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

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

There have been no indicators of impairment of goodwill, intangible assets and other long-lived assets, and we did not record any impairment losses during fiscal years 2016, 2015 and 2014.

Revenue Recognition

We generate revenue from the sales or licensing of hardware and software products, support and maintenance, and other services through a direct sales force and indirect relationships with our channel partners. Revenue is recognized when all of the following criteria are met:

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

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Our channel partners generally receive an order from an end-customer prior to placing an order with us. In addition, payment from our channel partners is not contingent on the partner’s success in sales to end-customers. Our channel partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at each respective balance sheet date. We had one distributor, Exclusive Networks, which accounted for 14.8%, 10.8% and 10.5% of our total net revenue for fiscal years 2016, 2015 and 2014. As of July 31, 2016 and 2015, Exclusive Networks accounted 17.1% and12.1% of our total gross accounts receivable.

Shipping and Handling

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Research and Development Costs

Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which we define as the establishment of a working model, and the general availability of such software to customers has been short, resulting in software development costs qualifying for capitalization being insignificant. Accordingly, we did not capitalize any software development costs during the years ended July 31, 2016, 2015 and 2014.

Stock-Based Compensation

We recognize share-based compensation expense for all share-based payment awards including employee stock options, RSUs, MSUs and purchases under our ESPP based on each award's fair value on the grant date. We utilize the BSM option pricing model in order to determine the fair value of stock options and ESPP. The BSM model requires various highly subjective assumptions that represent management's best estimates of volatility, risk-free interest rate, expected life, and dividend yield. We estimate expected volatility based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and ESPP. We determine the expected term of stock options using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options. The expected life of ESPP approximates the offering period. The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. We use the Monte-Carlo simulation model to estimate the fair value of MSUs. As the MSUs contain a performance metric with a market condition (our stock performance relative to a market index), we recognize compensation cost for MSUs using the graded vesting approach and do not adjust the expense for subsequent changes in the expected outcome of the market-based vesting conditions. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees.

Restructuring Charges
In June 2016, we implemented a restructuring plan to reprioritize and reduce investments in all of our functions. The announced actions include steps intended to optimize program-based and discretionary spending; revise hiring priorities with a goal to support customer-facing sales coverage while improving overall sales and marketing efficiency; and reduce headcount in higher cost locations and for certain identified positions. As a result, we have recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of our workforce. Our restructuring plan includes one-time termination benefits which are recognized as a liability at estimated fair value when the approved plan has identified the number of employees, functions and associated estimated costs, the plan has been communicated to the employees, and changes to the terms of the plan are considered unlikely.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense during fiscal years 2016, 2015 and 2014 was $0.6 million, $1.4 million and $1.3 million.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, our subsidiaries' monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other expense, net in the consolidated statements of operations. Foreign currency exchange losses included in other expense, net during fiscal years 2016, 2015 and 2014 were $0.5 million, $1.4 million and $0.5 million.

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

We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense. For fiscal years 2016, 2015 and 2014, we did not incur any interest or penalties associated with unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” that simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of fiscal year 2018. Early adoption is permitted. We are currently evaluating adoption timing and whether this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption as of the beginning of the earliest comparative period presented in the consolidated financial statements and will be effective for annual reporting periods beginning after December 15, 2018, which for us would be the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating adoption timing and whether this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under this new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. We adopted this standard during the three months ended April 30, 2016 on a prospective basis and, therefore, no adjustments were made to the prior periods reflected in our consolidated financial statements. As we have a full valuation allowance against substantially all of our deferred tax assets, the adoption changed the presentation of valuation allowance only and had no material impact on our consolidated balance sheet as of April 30, 2016.

In July 2015, the FASB issued ASU 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. Early adoption is permitted, and we are in the process of evaluating the timing of the adoption. Should we not early adopt, this standard will be effective for us in fiscal year 2018. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard during the three months ended October 31, 2015 and our adoption did not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The FASB subsequently delayed the effective date of the standard by one year and as a result, the standard is now effective for us at the beginning of fiscal year 2019, with the option to adopt earlier in fiscal year 2018, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption as of the original effective date is permitted. We are currently evaluating adoption timing and methods and whether this standard will have a material impact on our consolidated financial statements.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the research tax credit permanent, was passed on December 18, 2015. The PATH Act retroactively extended the federal research tax credit from January 1, 2015. As we have a full valuation allowance against net U.S. deferred tax asset, this provision had no material impact on our financial statements for the year ended July 31, 2016.

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
The following weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Stock options to purchase common stock	2,134	3,155	3,629
Restricted stock units	2,060	2,077	1,745
Employee stock purchase plan	290	139	380

NOTE 3.	CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RESTRICTED CASH AND FAIR VALUE MEASUREMENTS

Cash Equivalents, Short-term Investments and Restricted Cash

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$8,749	$—	$—	$8,749
Short-term investments:
U.S. Treasury securities	104,974	39	(7)	105,006
U.S. government agency securities	16,551	2	(6)	16,547
FDIC-backed certificates of deposit	12,720	6	(4)	12,722
Total short-term investments	134,245	47	(17)	134,275
Restricted cash:
Money market funds	3,425	—	—	3,425
Total cash equivalents, short-term investments and restricted cash	$146,419	$47	$(17)	$146,449

The following table presents the maturities of our short-term investments which are classified as available-for-sale securities as of July 31, 2016:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due within one year	$109,521	$109,550
Due after one year through two years	24,724	24,725
Total	$134,245	$134,275

We classify our available-for-sale investments as short-term investments in our consolidated balance sheets based on the availability of the funds for use in operations or strategic investments rather than the actual maturity dates.

The following table summarizes our cash equivalents, short-term investments and restricted cash as of July 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Cash equivalents:
Money market funds	$5,695	$—	$—	$5,695
Short-term investments:
U.S. Treasury securities	162,718	50	(58)	162,710
U.S. government agency securities	42,468	9	(10)	42,467
FDIC-backed certificates of deposit	22,560	7	(32)	22,535
Total short-term investments	227,746	66	(100)	227,712
Restricted cash:
Money market funds	3,416	1	(4)	3,413
Total cash equivalents, short-term investments and restricted cash	$236,857	$67	$(104)	$236,820

Unrealized losses related to our short-term investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at July 31, 2016 and 2015.

Fair Value Measurements
The following table sets forth the fair value of our financial assets by level within the fair value hierarchy:

	Fair Value Measurements at July 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$8,749	$—	$—	$8,749
Reported as short-term investments:
U.S. Treasury securities	105,006	—	—	105,006
U.S. government agency securities	—	16,547	—	16,547
FDIC-backed certificates of deposit	—	12,722	—	12,722
Total short-term investments	105,006	29,269	—	134,275
Reported as restricted cash:
Money market funds	3,425	—	—	3,425
Total financial assets	$117,180	$29,269	$—	$146,449

	Fair Value Measurements at July 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level I)	(Level II)	(Level III)	Total

	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$5,695	$—	$—	$5,695
Reported as short-term investments:
U.S. Treasury securities	162,710	—	—	162,710
U.S. government agency securities	—	42,467	—	42,467
FDIC-backed certificates of deposit	—	22,535	—	22,535
Total short-term investments	162,710	65,002	—	227,712
Reported as restricted cash:
Money market funds	3,413	—	—	3,413
Total financial assets	$171,818	$65,002	$—	$236,820

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
There were no transfers between Level I, Level II and Level III fair value hierarchies during fiscal years July 31, 2016 and 2015.

NOTE 4.	BALANCE SHEET COMPONENTS

Allowance for Doubtful Accounts and Sales Returns Reserve

The allowances for doubtful accounts and sales returns consist of the following activity:

	Balance at Beginning of Year	Charged to (Reversed From) Cost and Expenses or Revenue	Deductions	Balance at End of Year
	(In thousands)
Year Ended July 31, 2014
Allowance for doubtful accounts	$356	$72	$(89)	$339
Sales returns reserve	225	(73)	(27)	125
Total allowance for doubtful accounts and sales returns reserve	$581	$(1)	$(116)	$464
Year Ended July 31, 2015
Allowance for doubtful accounts	$339	$85	$(108)	$316
Sales returns reserve	125	32	(27)	130
Total allowance for doubtful accounts and sales returns reserve	$464	$117	$(135)	$446
Year Ended July 31, 2016
Allowance for doubtful accounts	$316	$288	$(41)	$563
Sales returns reserve	130	394	(243)	281
Total allowance for doubtful accounts and sales returns reserve	$446	$682	$(284)	$844

Inventory

Inventory consists of the following:

	As of July 31,
	2016	2015
	(In thousands)
Raw materials	$1,262	$2,224
Finished goods	4,783	6,364
Total inventory	$6,045	$8,588

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of July 31,
	2016	2015
	(In thousands)
Prepaid expenses	$9,104	$8,742
Other current assets	3,484	1,717
Total prepaid expenses and other current assets	$12,588	$10,459

Property and Equipment, Net

Property and equipment, net consists of the following:

	As of July 31,
	2016	2015
	(In thousands)
Computer equipment and software	$34,260	$28,073
Furniture and fixtures	5,470	4,666
Leasehold improvements	12,003	11,370
Total property and equipment, gross	51,733	44,109
Less accumulated depreciation and amortization	(29,729)	(20,884)
Total property and equipment, net	$22,004	$23,225

Depreciation and amortization expense was $9.0 million, $6.7 million and $6.3 million in fiscal years 2016, 2015 and 2014.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of July 31,
	2016	2015
	(In thousands)
Accounts payable	$11,803	$10,041
Accrued restructuring liability (see Note 8)	3,750	—
Other	10,318	9,095
Total accounts payable and other current liabilities	$25,871	$19,136

Deferred Revenue, Net

Deferred revenue, net consists of the following:

	As of July 31,
	2016	2015
	(In thousands)
Deferred revenue:
Products and licenses	$8,124	$6,255
Services	171,841	133,834
Total deferred revenue	179,965	140,089
Deferred cost of revenue:
Products and licenses	360	567
Services	3,701	2,675
Total deferred cost of revenue	4,061	3,242
Total deferred revenue, net	175,904	136,847
Less current portion	122,223	95,130
Non-current portion	$53,681	$41,717

NOTE 5. OTHER INCOME (EXPENSE), NET

Other income (expense), net is comprised of the following:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Interest income and other, net	$1,016	$751	$435
Foreign currency exchange losses	(505)	(1,402)	(453)
Total other income (expense), net	$511	$(651)	$(18)

NOTE 6.	ACQUISITION

On February 8, 2016 ("Closing Date"), we acquired IID Security Inc. ("IID"), a provider of global cyber threat intelligence and security solutions, for a total purchase consideration of $43.1 million, including a customary post-closing working capital adjustment of $0.6 million, an indemnification hold-back of $4.2 million and a founders’ hold-back of $3.7 million. The cash paid for this acquisition immediately after the Closing Date, net of cash acquired, was $31.5 million. This acquisition is a component of our strategy to enhance our product offerings with security functionality. The indemnification hold-back is payable to compensate for, if any, certain breaches of representations or warranties or violations or defaults of any obligations by the sellers subsequent to the acquisition during a period of 18 months following the Closing Date. The founders’ hold-back represents deferred payments to the two IID founders to be released in installments during the two years following the Closing Date unless the founders’ employment is terminated prior to the release of the hold-back amount, in which case the entire unreleased amount will be released to the founders on the five year anniversary of the Closing Date.

We calculated the present value of the hold-back amounts based on the timing of release of funds and a discount rate of 4%, representing the cost of debt of comparable companies because we do not have any debt. The face value of the working capital adjustment was $0.6 million, which approximated carrying value due to the relatively short period of time from the Closing Date to the actual release of the fund. The face value of the indemnification hold-back is $4.5 million and the founders’ hold-back is $4.0 million. The working capital adjustment holdback was released to the selling shareholders during the fourth quarter of fiscal 2016. The unpaid hold-back amounts totaling $8.5 million are reported as restricted cash in our consolidated balance sheet as of July 31, 2016 of which the current portion of $2.0 million is shown as part of prepaid expenses and other current assets. The liabilities associated with these hold-back amounts as of July 31, 2016 had a total carrying value of $8.1 million, of which $1.9 million is included as part of accounts payable and accrued liabilities and $6.2 million is included as part of other liabilities in the consolidated balance sheet.

We recognized approximately $0.6 million of acquisition-related costs as general and administrative expense on our consolidated statements of operations during the year ended July 31, 2016.

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

Goodwill represents the excess of the purchase consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill recognized in this acquisition is primarily attributable to the expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined us as part of the acquisition. This goodwill is not deductible for income tax purposes. The accompanying consolidated financial statements for the year ended July 31, 2016 include the operations of IID from the Closing Date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on our results of operations.

The following table presents details of the intangible assets acquired from IID and the related accumulated amortization and net carrying value as of July 31, 2016:

	Estimated Fair Value	Estimated Useful Life	Accumulated Amortization	Net Carrying Value
	(in thousands)	(in Years)	(in thousands)
Developed technology	$15,330	7	$(1,045)	$14,285
Customer relationships	4,500	8	(268)	4,232
Non-compete agreements	700	2	(167)	533
Trade name	370	1	(176)	194
Total	$20,900		$(1,656)	$19,244

We amortize the intangible assets straight-line over their estimated useful lives. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. Amortization expense from intangible assets acquired from IID during the year ended July 31, 2016 was $1.7 million.

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is generally not deductible for tax purposes in stock for stock transactions. The balance of goodwill was $59.0 million and $33.3 million as of July 31, 2016 and 2015. The change in the carrying amount of goodwill for fiscal year 2016 was as follows:

Amount in Thousands
Balance as of July 31, 2015	$33,293
IID acquisition	25,672
Balance as of July 31, 2016	$58,965
Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows:

As of July 31, 2016	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
		(Dollars in thousands)
Developed technology	5 to 7 years	$22,635	$(7,715)	$14,920	6.49 years
Customer relationships	2 to 8 years	11,074	(6,685)	4,389	7.37 years
Trademarks	1 to 6 years	570	(376)	194	0.58 years
Patents	6 years	1,000	(917)	83	0.50 years
Non-compete agreements	2 years	700	(167)	533	1.58 years
Total		$35,979	$(15,860)	$20,119

As of July 31, 2015	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period
		(Dollars in thousands)
Developed technology	5 to 6 years	$7,305	$(5,908)	$1,397	3.30 years
Customer relationships	2 to 7 years	6,574	(6,323)	251	2.67 years
Trademarks	6 years	200	(175)	25	0.75 years
Patents	6 years	1,000	(750)	250	1.50 years
Total		$15,079	$(13,156)	$1,923

We recognized intangible asset amortization expense in the consolidated statements of operations as follows:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Cost of products and licenses revenue	$1,973	$1,160	$1,110
Sales and marketing	731	1,013	1,308
Total intangible asset amortization expense	$2,704	$2,173	$2,418

As of July 31, 2016, estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Fiscal Year Ending July 31,	Estimated Amortization Expense
(In thousands)
2017	$3,619
2018	3,143
2019	2,898
2020	2,898
2021	2,807
Thereafter	4,754
Total	$20,119

NOTE 8. RESTRUCTURING CHARGES

In June 2016, we implemented a restructuring plan to reprioritize and reduce investments in all of our functions. The announced actions include steps intended to optimize program-based and discretionary spending; revise hiring priorities with a goal to support customer-facing sales coverage while improving overall sales and marketing efficiency; and reduce headcount in higher cost locations and for certain identified positions. As a result, we have recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of our workforce. Our restructuring plan includes one-time termination benefits which are recognized as a liability at estimated fair value when the approved plan has identified the number of employees, functions and associated estimated costs, the plan has been communicated to the employees, and changes to the terms of the plan are considered unlikely. During fiscal year ended July 31, 2016, we incurred $5.7 million in restructuring charges. These charges were mainly related to employee severance and benefit arrangements due to the terminations of employees. The remaining accrual as of July 31, 2016 of $3.8 million, which is included as part of accounts payable and accrued liabilities in the consolidated balance as of July 31, 2016, primarily relates to severance benefits we expect to payout in the next 12 months.

The following table presents the restructuring activity for the year ended July 31, 2016:

	Employee Severance and Benefits	Operating Lease Terminations	Fixed Assets Impairment	Stock-based Compensation	Other	Total
	(in thousands)
Accrued restructuring balance as of July 31, 2015	$—	$—	$—	$—	$—	$—
Accruals	5,013	267	68	155	154	5,657
Cash payments	(1,672)	—	—	—	(12)	(1,684)
Non-cash charges	—	—	(68)	(155)	—	(223)
Accrued restructuring as of July 31, 2016	$3,341	$267	$—	$—	$142	$3,750

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into non-cancelable operating leases for facilities that expire at various dates through February 2022. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. The aggregate future non-cancelable minimum lease payments for our operating leases as of July 31, 2016 consist of the following:

Fiscal Year Ending July 31,	Operating Leases
(In thousands)
2017	$5,328
2018	4,770
2019	4,573
2020	4,564
2021	2,571
Thereafter	246
Total	$22,052

Rent expense for all operating leases amounted to $5.5 million, $5.1 million and $4.7 million during fiscal years 2016, 2015 and 2014.

In May 2012, we entered into an agreement for the lease of an office building located in Santa Clara, California consisting of 127,000 square feet for an initial term of eight years which commenced in February 2013. This office building houses our corporate headquarters that we started occupying in March 2013. The annual base rent for this office lease ranges from approximately $3.2 million to $3.9 million over the term of the lease and we are also responsible for the payment of certain operating expenses, including utilities and real estate taxes. Pursuant to the terms of the lease agreement, we were obligated to provide a standby letter of credit in the amount of approximately $3.2 million as collateral for our full performance. In connection with this office lease, we received from the landlord leasehold incentives of approximately $6.0 million to make leasehold improvements to the leased office space. The leasehold incentive was recorded as leasehold improvements within property and equipment, net and as deferred rent within other liabilities in the consolidated balance sheets. The deferred rent liability is being amortized against rent expense over the term of the lease on a straight-line basis. The leasehold improvements are being amortized to expense over the shorter of the period from when the improvements were placed into service until the end of their respective useful lives or the lease term. As of July 31, 2016, $3.2 million lease incentives remained unamortized, of which $2.5 million was included in other liabilities and $0.7 million was included in accounts payable and accrued liabilities in the consolidated balance sheet.

Contract Manufacturer Commitments

The third-party contract manufacturer that provides the substantial majority of our manufacturing, repair and supply chain operations procures components and builds our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to this contract manufacturer which may not be cancelable. In addition, we also have purchase commitments with other third-party contract manufacturers and suppliers. As of July 31, 2016, we had $7.3 million in purchase commitments with our contract manufacturers and suppliers, of which $5.6 million relates to open purchase orders with our primary contract manufacturer.

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

On June 9, 2015, Stacey Greenfield (“Plaintiff”), who claims to be a stockholder of the Company, filed suit in the United States District Court for the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (“Section 16”) against Cadian Capital Management, LP, and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Greenfield v. Cadian Capital Management, L.P., et al., Case No. 15-civ-04478.  We are named as a nominal defendant.  Plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf.  On September 3, 2015, the Cadian Defendants filed a motion to dismiss the complaint. On October 7, 2015, Plaintiff filed an amended complaint (“Amended Complaint”). On December 11, 2015, the Cadian Defendants filed a motion to dismiss the Amended Complaint, which Plaintiff has since opposed. The motion to dismiss has been fully briefed but has not been ruled upon by the Court. The parties have agreed that we (as a nominal defendant) shall not be required to file any responsive pleading until after the Cadian Defendants’ motion to dismiss is decided.

We believe at this time that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of July 31, 2016 and July 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

NOTE 10.	COMMON STOCK RESERVED FOR ISSUANCE

We had reserved shares of common stock for future issuance as follows:

	As of July 31,
	2016	2015
	(In thousands)
Outstanding restricted stock units	4,306	4,406
Shares reserved for future grants	4,760	3,963
Outstanding stock options	2,113	3,357
Shares reserved for employee stock purchase plan	917	1,120
Outstanding MSUs	189	—
	12,285	12,846

NOTE 11.	EMPLOYEE BENEFIT PLANS

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

2012 Equity Incentive Plan
In April 2012, our board of directors approved and we adopted the 2012 Plan. It was subsequently amended in December 2012. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), stock bonus awards or performance awards. ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options, RSUs, RSAs, SARs, stock bonus awards and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of July 31, 2016, 4.8 million shares were available for grant under the 2012 Plan.

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

Employee Stock Purchase Plan
Concurrent with the effectiveness of our registration statement on Form S-1 on April 19, 2012, the ESPP became effective. It was subsequently amended in December 2012, February 2014 and in May 2016. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 12-month offering period comprised of two purchase periods of six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. Employees purchased approximately 0.8 million shares at an average price per share of $12.36, 0.7 million shares at an average price per share of $11.32 and 0.6 million shares at an average price per share of $12.70 under our ESPP during fiscal years 2016, 2015 and 2014. As of July 31, 2016, 0.9 million shares were available for future issuance under the ESPP.

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$4,396	$4,450	$3,619
Research and development	11,033	10,828	7,375
Sales and marketing	23,184	23,687	22,919
General and administrative	9,633	8,658	7,058
Total stock-based compensation	$48,246	$47,623	$40,971

The following table summarizes the stock-based compensation expense by award type:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
RSUs	$36,634	$31,952	$24,359
Stock options	5,234	8,860	12,252
ESPP	4,717	6,811	4,360
MSUs	1,661	—	—
Total stock-based compensation	$48,246	$47,623	$40,971

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of 2016:

	As of July 31, 2016	Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs	$54,855	2.44
Stock options	4,928	2.02
ESPP	3,874	0.81
MSUs	1,768	1.38
Total unrecognized stock-based compensation balance	$65,425	2.28

Determination of Fair Value

The estimated grant date fair value of our stock options and ESPP awards was calculated using the BSM option-pricing model, based on the following assumptions:

	Year Ended July 31,
	2016	2015	2014
Employee Stock Options:
Expected term (in years)	6.08	6.08	6.08
Risk-free interest rate	1.7%	1.81%	1.86%
Expected volatility	52%	55%	55%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$9.48	$9.49	$16.75
ESPP:
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00
Risk-free interest rate	0.41% - 0.96%	0.08% - 0.71%	0.06% - 0.48%
Expected volatility	62% - 64%	67% - 71%	55% - 77%
Dividend rate	—%	—%	—%
Weighted average fair value per share	$6.01 - $9.44	$7.02-$14.02	$6.12 - $12.87

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

Expected Term-The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants, we determine the expected term using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options. The expected term for the ESPP is based on the term of the purchase period.

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

Stock Option Activity

The following table summarizes the stock option activity and related information as of and for the three years ended July 31, 2016 under our Plans:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of July 31, 2013	6,663	$9.35	7.47	$155,580
Options granted	523	31.83
Options exercised	(2,052)	6.74
Options forfeited/expired	(220)	16.17
Outstanding as of July 31, 2014	4,914	$12.52	6.67	$14,980
Options granted	875	17.94
Options exercised	(1,919)	8.66
Options forfeited/expired	(513)	17.1
Outstanding as of July 31, 2015	3,357	$15.45	6.67	$32,040
Options granted	74	18.76
Options exercised	(886)	8.48
Options forfeited/expired	(432)	20.74
Outstanding as of July 31, 2016	2,113	$17.41	6.11	$9,424
Vested and expected to vest - July 31, 2016	2,055	$17.32	6.05	$9,354
Exercisable - July 31, 2016	1,569	$16.39	5.46	$8,605

The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period and the exercise price multiplied by the number of the related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company's common stock on the date of the exercise and the exercise price of each option, was $7.9 million, $27.4 million and 57.0 million for fiscal years 2016, 2015 and 2014. Total grant date fair value of options vested during fiscal years 2016, 2015 and 2014 was $7.2 million, $10.6 million and $12.7 million.

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

A summary of the restricted stock unit activity during the three years ended July 31, 2016 is presented below:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of July 31, 2013	1,986	$21.15
Granted	2,432	$29.72
Vested	(699)	$22.37
Cancellations due to forfeitures	(277)	$29.9
Outstanding as of July 31, 2014	3,442	$26.47
Granted	2,889	$17.85
Vested	(1,107)	$27.99
Cancellations due to forfeitures	(818)	$23.26
Outstanding as of July 31, 2015	4,406	$21.03
Granted	2,901	$17.69
Vested	(1,810)	$20.69
Cancellations due to forfeitures	(1,191)	$20.14
Outstanding as of July 31, 2016	4,306	$19.17

Market Stock Units

In September 2015, the Compensation Committee of our board of directors approved awarding MSUs to certain of our officers. In general, the target shares are eligible to be earned in three annual installments, based on the number of shares eligible to be earned for the applicable performance period multiplied by the Performance Multiplier (as defined below) in effect for the applicable performance period. The performance periods consist of a one-, two- and three-year period within the three-year period covering fiscal 2016, fiscal 2017 and fiscal 2018, with each performance period commencing on the first day of fiscal 2016. In each of the first two performance periods, up to one-third of the target shares are eligible to be earned.  In the third performance period, up to the maximum shares (175% of target shares) less any shares that were earned in a prior performance period are eligible to be earned. The performance goal under the MSUs is our total stockholder return relative to the Russell 2000 Index over the applicable performance period. The Performance Multiplier is based on the positive difference or negative difference, measured in percentage points, between our total stockholder return and the total return for the Russell 2000 Index over the applicable performance period, and ranges from 0% to 175%. Subject to certain exceptions, the MSUs shall vest, if at all, only following the end of each applicable performance period, and the officer must be employed by us at the end of such performance period in order to vest in the award. We use a Monte-Carlo simulation to calculate the fair value of the award on the grant date. Monte-Carlo simulation requires various assumptions including stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. In September 2015, we granted a total of 245,000 MSUs with a weighted-average grant date fair value per unit of $20.66. We recognized $1.7 million stock-based compensation expense, net of estimated forfeitures, related to MSUs during the year ended July 31, 2016. As of July 31, 2016, there was approximately $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs. After the first performance period which ended on July 31, 2016, 27,497 MSUs were earned based on 36.7% average achievement rate. The 27,497 MSUs were released during the first quarter of fiscal 2017. A total of 55,934 MSUs were forfeited during the year ended July 31, 2016. As of July 31, 2016, 189,066 MSUs remained outstanding.

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

Open Market Stock Repurchases
During the year ended July 31, 2016, we repurchased on the open market 3,404,932 shares at a weighted-average per share price of $17.27. The repurchases resulted in a reduction of stockholders' equity and an immediate reduction, on trade date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

As of July 31, 2016, there was approximately $141.1 million available for repurchases under this program.

Subsequent to fiscal year 2016, we repurchased on the open market 525,659 shares at a weighted-average per share price of $19.02.

Shares Available for Grant
The following table presents the stock grant activity and the total number of shares available for grant under the 2012 Plan as of July 31, 2016:

2012 Plan
(In thousands)
Balance at July 31, 2015	3,963
Additional shares authorized for issuance	2,338
RSUs granted	(2,901)
MSUs granted	(245)
Options granted	(74)
RSUs forfeited	1,191
Options forfeited/expired(1)	432
MSUs forfeited	56
Balance at July 31, 2016	4,760

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

Employee 401(k) Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all of our United States employees. Each participant in the plan may elect to contribute up to $18,000 of his or her annual compensation to the plan for the calendar years 2016 and 2015 and up to $17,500 for 2014. Individuals who were 50 or older may contribute up to $24,000 of their annual income for calendar years 2016 and 2015. Starting in the second quarter of fiscal 2015, we began matching eligible employee contributions on a service based tiered formula. We match $0.50 of each $1.00 of contributions per pay period to the maximum allowable amount ranging from 2% to 8% of eligible earnings depending on length of service. These contributions vest immediately. Our matching contributions to the 401(k) plan during fiscal year 2016 and 2015 were $1.2 million and $0.7 million. Prior to fiscal year 2015, we did not make any matching contributions to the 401(k) plan.

NOTE 12.	INCOME TAXES

The geographical breakdown of our income (loss) before provision for income taxes for fiscal years 2016, 2015 and 2014 is as follows:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Domestic	$(18,872)	$(28,113)	$(24,964)
International	2,618	2,037	1,966
Loss before provision for (benefit from) income taxes	$(16,254)	$(26,076)	$(22,998)

 The components of the provision for (benefit from) income taxes are as follows:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Current:
State	$381	$355	$209
Foreign	708	578	416
Total current	1,089	933	625
Deferred:
Federal	(3,437)	74	—
State	(195)	—	—
Foreign	—	—	294
Total deferred	(3,632)	74	294
Provision for (benefit from) income taxes	$(2,543)	$1,007	$919

The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Tax at statutory federal rate	$(5,689)	$(9,127)	$(8,049)
Change in valuation allowance	1,026	6,021	5,663
Stock-based compensation and other permanent items	3,931	4,555	3,696
R&D credit	(1,724)	(664)	(528)
State tax—net of federal benefit	161	283	158
Foreign rate differential	(207)	(135)	23
Foreign tax credit	(28)	(52)	(6)
Other	(13)	126	(38)
Provision for (benefit from) income taxes	$(2,543)	$1,007	$919

Our benefit from income taxes in fiscal year 2016 included a $3.7 million one-time benefit from the partial release of valuation allowance as a result of the IID acquisition.

The components of the deferred tax assets, net are as follows:

	As of July 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,005	$10,469
Deferred revenue	15,987	12,995
Stock-based compensation	9,604	9,269
Tax credit carryforwards	11,206	8,584
Accruals, reserves and other	6,395	8,330
Fixed assets depreciation and other	—	921
Identified intangibles and other	—	212
Gross deferred tax asset	55,197	50,780
Valuation allowance	(48,694)	(50,772)
Total deferred tax asset	6,503	8

Deferred tax liability:
Identified intangibles and other	(6,081)	(74)
Fixed assets depreciation	(518)	—
Total deferred tax liability	(6,599)	(74)
Net deferred tax liability	$(96)	$(66)

Recognition of deferred tax assets is appropriate when realization of these assets is more-likely-than-not. Based upon the weight of available evidence, which includes our historical operating performance and our ability to generate sufficient taxable income in the future, we recorded a full valuation allowance of $48.1 million and $50.4 million against the net U.S. deferred tax assets as of July 31, 2016 and 2015.We also recorded a $0.6 million and $0.4 million valuation allowance against all Canadian deferred tax assets as of July 31, 2016 and 2015 based upon the same above-mentioned criteria. The net valuation allowance decreased by $2.1 million during the year ended July 31, 2016. The need for valuation allowance is subject to adjustment in future periods if sufficient positive evidence exists to support reversal.

As of July 31, 2016, we had U.S. federal net operating loss carryforwards of $170.5 million and California net operating loss carryforwards of $53.9 million. The federal net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2021 if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year ending July 31, 2018 if not utilized. Additionally, as of July 31, 2016, we had U.S. federal and California research and development credit carryforwards of $8.7 million and $7.8 million. The federal credit carryforwards will begin to expire at various dates beginning in 2023 while the California credit carryforwards are not subject to expiration. As of July 31, 2016, we also had Canadian scientific research and experimental credit carryforwards of $0.9 million which will expire beginning in 2034.

Net operating losses of approximately $141.8 million have not been included in the deferred tax asset table above as these net operating losses are attributable to excess tax benefits associated with equity related settlements. These benefits will not be recognized in the financial statements until they result in a reduction in taxes payable. When recognized in the financial statements, the tax benefit will be recorded to stockholders' equity. During fiscal year 2016, we recognized approximately $0.2 million of excess tax benefits which resulted in a credit to stockholders' equity.

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

Our policy with respect to our undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income tax has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. At July 31, 2016, the undistributed earnings approximated $5.7 million and the unrecorded deferred tax liability is estimated to be approximately $2.0 million.

Uncertain Tax Positions

As of July 31, 2016, 2015 and 2014, we had gross unrecognized tax benefits of $4.7 million, $3.4 million and $2.9 million. The balance of gross unrecognized tax benefits at July 31, 2016 relates to deferred tax assets with a corresponding valuation allowance. If recognized, the impact on our effective tax rate would not be material due to the full valuation allowance. We have not accrued interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during fiscal years 2016, 2015 and 2014. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

    The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Gross unrecognized tax benefits beginning balance	$3,414	$2,863	$2,268
Increases related to tax positions taken during current year	1,038	457	612
Increases (Decreases) related to tax positions from prior years	222	94	(17)
Gross unrecognized tax benefits	$4,674	$3,414	$2,863

We believe that the change to our unrecognized tax benefits in the next 12 months will not be material to our consolidated financial statements.

We are subject to taxation in the United States, various states and several foreign jurisdictions. We are not currently under examination in any major jurisdiction. All years for U.S. federal and state jurisdictions and fiscal years 2010 through 2016 for our major foreign jurisdictions remain subject to examination for income tax purposes.

NOTE 13.	SEGMENT INFORMATION

We operate in one single segment. The following table represents net revenue based on the customer’s location, as determined by the customer’s shipping address:

	Year Ended July 31,
	2016	2015	2014
	(In thousands)
Americas	$226,398	$205,349	$164,323
Europe, Middle East and Africa	94,752	73,773	58,570
Asia Pacific	37,136	27,003	27,447
Total net revenue	$358,286	$306,125	$250,340

Included within the Americas total in the above table was revenue from sales in the U.S. of $215.7 million, $193.5 million and $154.9 million during fiscal years 2016, 2015 and 2014. Aside from the U.S., no other country comprised 10% of our net revenue for fiscal years 2016, 2015, or 2014.

Our property and equipment, net by location is summarized as follows:

	As of July 31,
	2016	2015
	(In thousands)
Americas	$20,601	$21,807
Europe, Middle East and Africa	915	712
Asia Pacific	488	706
	$22,004	$23,225

Included within the Americas total in the above table was property and equipment, net in the U.S. of 19.8 million and $21.8 million as of July 31, 2016 and 2015. Aside from the U.S., no other country comprised 10% of our fixed assets as of July 31, 2016 and 2015.

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited quarterly consolidated statement of operations data for each of the last eight quarters in the period ended July 31, 2016. The unaudited quarterly consolidated statement of operations data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2016

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2015	2016	2016	2016
	(In thousands, except per share amounts)
Net revenue:
Products and licenses	$50,857	$51,516	$37,771	$38,661
Services	43,165	44,483	44,191	47,642
Total net revenue	94,022	95,999	81,962	86,303
Cost of revenue:
Products and licenses	10,350	9,856	9,046	8,463
Services	8,752	9,065	10,176	10,650
Total cost of revenue	19,102	18,921	19,222	19,113
Gross profit	74,920	77,078	62,740	67,190
Operating expenses:
Research and development	17,833	17,461	17,300	17,440
Sales and marketing	47,286	45,996	42,506	43,195
General and administrative	10,457	11,149	10,956	11,457
Restructuring expense	—	—	—	5,657
Total operating expenses	75,576	74,606	70,762	77,749
Income (loss) from operations	(656)	2,472	(8,022)	(10,559)
Other income (expense), net	95	167	309	(60)
Income (loss) before provision for (benefit from) income taxes	(561)	2,639	(7,713)	(10,619)
Provision for (benefit from) income taxes	950	(1,139)	(2,037)	(317)
Net income (loss)	$(1,511)	$3,778	$(5,676)	$(10,302)

Net income (loss) per share - basic and diluted	$(0.03)	$0.06	$(0.10)	$(0.18)

Fiscal 2015

	Three Months Ended
	October 31,	January 31,	April 30,	July 31,
	2014	2015	2015	2015
	(In thousands, except per share amounts)
Net revenue:
Products and licenses	$31,508	$37,917	$40,737	$46,348
Services	35,211	36,387	37,366	40,651
Total net revenue	66,719	74,304	78,103	86,999
Cost of revenue:
Products and licenses	7,467	8,787	9,069	10,039
Services	7,467	7,491	8,257	8,554
Total cost of revenue	14,934	16,278	17,326	18,593
Gross profit	51,785	58,026	60,777	68,406
Operating expenses:
Research and development	14,570	15,504	16,709	18,309
Sales and marketing	38,455	39,788	39,536	44,438
General and administrative	7,960	9,355	9,740	10,055
Total operating expenses	60,985	64,647	65,985	72,802
Loss from operations	(9,200)	(6,621)	(5,208)	(4,396)
Other income (expense), net	(190)	(590)	206	(77)
Loss before provision for (benefit from) income taxes	(9,390)	(7,211)	(5,002)	(4,473)
Provision for (benefit from) income taxes	820	(200)	134	253
Net loss	$(10,210)	$(7,011)	$(5,136)	$(4,726)

Net loss per share - basic and diluted	$(0.18)	$(0.13)	$(0.09)	$(0.08)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted loss per share.

NOTE 15. SUBSEQUENT EVENT

On September 16, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Delta Holdco, LLC, a Delaware limited liability company (“Parent”), and India Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), each of which is an affiliate of Vista Equity Partners (“Vista”). The Merger Agreement provides for the acquisition of the Company by Parent in a two-step all cash transaction, consisting of a tender offer, followed immediately by a merger (the "Merger"). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Parent will cause Merger Sub to commence a tender offer for all of the Company’s outstanding shares of common stock, par value $0.0001 per share, at a purchase price of $26.50 per share or approximately $1.6 billion, net to the sellers in cash, without interest, subject to any required withholding of taxes.
The consummation of the Merger is subject to certain representations, warranties and covenants of the parties customary for a transaction of this nature. The Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other customary restrictions on its operations, as set forth more fully in the Merger Agreement.

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
Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of July 31, 2016, which is included in Item 8 of Part II of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended July 31, 2016.

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

INFOBLOX INC.

Dated: September 22, 2016	By:	/S/ Janesh Moorjani
Janesh Moorjani Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jesper Andersen and Janesh Moorjani, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jesper Andersen	President, Chief Executive Officer and Director (Principal Executive Officer)	September 22, 2016
Jesper Andersen

/S/ Janesh Moorjani	Chief Financial Officer (Principal Financial and Accounting Officer)	September 22, 2016
Janesh Moorjani

/S/ Richard E. Belluzzo	Director	September 22, 2016
Richard E. Belluzzo

/S/ Laura C. Conigliaro	Director	September 22, 2016
Laura C. Conigliaro

/S/ Philip Fasano	Director	September 22, 2016
Philip Fasano

/S/ Fred M. Gerson	Director	September 22, 2016
Fred M. Gerson

/S/ Edzard Overbeek	Director	September 22, 2016
Edzard Overbeek

/S/ Daniel J. Phelps	Director	September 22, 2016
Daniel J. Phelps

Exhibit Index

Exhibit Number	Exhibit Title	Incorporated by Reference
		Form	File No.	Exhibit No.	Filing Date
3.01	Form of Restated Certificate of Incorporation of the Registrant.	S-1	333-178925	3.02	April 9, 2012
3.02	Amended and Restated Bylaws of the Registrant.	8-K	001-35507	3.1	September 19, 2016
4.01	Form of Registrant's Common Stock Certificate.	S-1	333-178925	4.01	April 9, 2012
4.02	Third Amended and Restated Investors' Rights Agreement by and among the Registrant and the Preferred Stockholders of the Registrant dated May 1, 2010.	S-1	333-178925	4.02	January 6, 2012
10.01	Agreement and Plan of Merger among Delta Holdco, LLC, a Delaware limited liability company, India Merger Sub, Inc., a Delaware corporation and the Registrant dated September 16, 2016	8-K	001-35507	2.1	September 19, 2016
10.02	Agreement and Plan of Merger dated February 6, 2016 with IID Security, Inc., Niners Acquisition Sub, Inc. and Shareholder Representative Services, LLC	10-Q	001-35507	2.1	March 3, 2016
10.03	Master Confirmation with Goldman, Sachs & Co., dated December 3, 2015	8-K	001-35507	10.1	December 4, 2015
10.04†	Offer Letter to Janesh Moorjani from the Company, dated November 19, 2015	8-K	001-35507	10.1	January 4, 2016
10.05†	Separation Agreement between Remo E. Canessa and the Company, dated December 30, 2015	8-K	001-35507	10.2	January 4, 2016
10.06†	Separation Agreement between Thorsten Freitag and the Company, dated April 6, 2016	10-Q	001-35507	10.1	June 2, 2016
10.07†	2012 Employee Stock Purchase Plan, As Amended on February 25, 2014	10-Q	001-35507	10.01	March 7, 2014
10.08†	2012 Equity Incentive Plan	10-Q	001-35507	10.02	March 5, 2013
10.09†	Forms of Equity Award Agreements under 2012 Equity Incentive Plan	S-8	333-180840	99.4	April 20, 2012
10.10†	Form of Market Stock Units Award Agreement under the 2012 Equity Incentive Plan	10-K	001-35507	10.04	September 25, 2015
10.11†	Form of Indemnity Agreement.	S-1	333-178925	10.01	April 9, 2012
10.12†	2003 Stock Plan and Form of Option Grant	S-8	333-178925	10.02	January 6, 2012
10.13†	2005 Stock Plan.	S-1	333-178925	10.03	January 6, 2012
10.14†	Offer Letter to Jesper Andersen from the Registrant, dated November 15, 2014	8-K	001-35507	10.01	November 25, 2014
10.15†	Offer Letter to Scott J. Fulton from the Registrant, dated February 28, 2014	10-K	001-35507	10.04	September 25, 2015
10.16†	Form of Change in Control Severance Agreement by and between Jesper Andersen and the Registrant.	10-Q	001-35507	10.03	March 6, 2015
10.17†	Form of 2015 Executive VP Tier Change in Control Severance Agreement	10-Q	001-35507	10.04	March 6, 2015
10.18	Lease Agreement between Registrant and 3111-3141 Coronado Drive Associates, LLC, dated May 25, 2012.	10-Q	001-35507	10.04	June 1, 2012
23.01*	Consent of Independent Registered Public Accounting Firm
24.01*	Power of Attorney (included on Page 125)
31.01*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Janesh Moorjani, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Jesper Andersen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Janesh Moorjani, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Schema Linkbase Document
101.CAL††	XBRL Taxonomy Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Definition Linkbase Document
101.LAB††	XBRL Taxonomy Labels Linkbase Document
101.PRE††	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
†	Indicates a management contract, compensatory plan or arrangement
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